Form 10-Q
period 1995-09-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1995-11-13
CIK 740963

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 1995
                               -------------------------------------------

                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  -------------------------


Commission file number                0-11623
                       ---------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                 25-1460059
--------------------------------          --------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


                     111 Ryan Court  Pittsburgh, PA  15205
--------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (412) 276-4225
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No
    ---     ----

          Number of shares of common stock, $1 par value, outstanding as of November 10, 1995: 1,000

          The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   _________

                                                                                             Pages
                                                                                             -----

PART I.    FINANCIAL INFORMATION

  Item 1 - Financial Statements

                  Balance Sheets, September 30, 1995
                    and December 31, 1994                                                         3

                  Statements of Operations for the
                    three months ended September 30, 1995 and 1994                                4

                  Statements of Operations for the nine
                    months ended September 30, 1995 and 1994                                      5

                  Statements of Cash Flows for the
                    nine months ended September 30, 1995 and 1994                                 6

                  Notes to Financial Statements                                                7-13

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                               14-15

PART II.   OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                     16

  Item 2 - Changes in Securities                                                                 16

  Item 3 - Defaults Upon Senior Securities                                                       16

  Item 4 - Submission of Matters to a Vote of
            Security Holders                                                                     16

  Item 5 - Other Information                                                                     16

  Item 6 - Exhibits and Reports on Form 8-K                                                   16-28

SIGNATURES                                                                                       29


                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                 BALANCE SHEETS

                         (Dollar amounts in thousands)
                                   ---------

                                                    September 30,  December 31,
                                                        1995           1994
                                                    -------------  -------------
         ASSETS                                      (Unaudited)

Cash                                                     $      2      $      2

Funds held by Trustee (Note 3)                              3,683         2,660

Receivables on mortgage-backed securities
  (Note 2)                                                  2,442         2,674

Investments in mortgage-backed securities,
  plus net premium of $132 and $15
  (Note 3)                                                102,205       114,388

Deferred bond issue costs                                   1,823         1,021

Other assets                                                   37            39
                                                         --------      --------

                                                         $110,192      $120,784
                                                         ========      ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
         Long-term debt (Note 3)                         $103,935      $115,975
         Accrued interest payable                           1,664         1,839
         Advances from affiliates                           3,679         2,066
         Other liabilities                                    154           164
                                                         --------      --------

                                                          109,432       120,044
                                                         --------      --------
Contingent liabilities (Note 3)

Shareholder's equity:
         Common stock, $1.00 par value: 50,000
          shares authorized, 1,000 shares issued
          and outstanding                                       1             1
         Additional paid-in capital                           682           682
         Retained earnings                                     77            57
                                                         --------      --------

                                                              760           740
                                                         --------      --------

                                                         $110,192      $120,784
                                                         ========      ========

                             See Notes - Pages 7-13

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)
                                 ------------

                                                    Three Months Ended
                                                       September 30,
                                                ---------------------------
                                                     1995          1994
                                                -------------- ------------
                                                 (Unaudited)    (Unaudited)

Revenues:
         Interest income                               $2,404       $2,801

         Accretion of net discount
          on mortgage-backed securities                     5            2

         Bond administration fee                            7            6

         Income maintenance allowance
          from parent (Note 4)                            168          190
                                                       ------       ------

                                                        2,584        2,999
                                                       ------       ------

Expenses:
         Interest expense                               2,381        2,763

         Amortization of deferred bond issue
          costs                                            72           97

         Amortization of bond discounts                    76           95

         Interest on advances to
          affiliates                                        7           (6)

         Other financial and administrative                41           44
                                                       ------       ------

                                                        2,577        2,993
                                                       ------       ------

              Income before income taxes                    7            6

Income tax provision                                        -            2
                                                       ------       ------

              Net Income                                    7            4
                                                       ======       ======


                             See Notes - Pages 7-13

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)
                                  -----------


                                                        Nine Months Ended
                                                           September 30,
                                                  -----------------------------
                                                       1995            1944
                                                  -------------     -----------
                                                   (Unaudited)      (Unaudited)

Revenues:
         Interest income                                  $ 7,480      $ 9,230

         Accretion of net discount (premium)
          on mortgage-backed securities                       117         (122)

         Bond administration fee                               20           19

         Income maintenance allowance (to)
          from parent (Note 4)                             (1,729)       1,952
                                                          -------      -------

                                                            5,888       11,079
                                                          -------      -------

Expenses:
         Interest expense                                   7,390        9,231

         Amortization of deferred bond issue
          costs                                              (802)         830

         Amortization of bond discounts                      (817)         861

         Interest on advances to affiliates                   (18)          (8)

         Other financial and administrative                   115          146
                                                          -------      -------

                                                            5,868       11,060
                                                          -------      -------

              Income before income taxes                       20           19

Income tax provision                                            -            6
                                                          -------      -------

              Net Income                                       20           13
                                                          =======      =======


                             See Notes - Pages 7-13

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)
                                 ------------

                                                          Nine Months Ended
                                                             September 30,
                                                    ---------------------------
                                                         1995          1994
                                                    -------------- ------------
                                                      (Unaudited)   (Unaudited)
Operating Activities:
  Net Income                                             $     20     $     13
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Accretion of net premium on
     mortgage-backed securities                              (117)         122
    Amortization of deferred bond issue costs                (802)         830
    Amortization of bond discounts                           (817)         861
    Change in interest receivable on mortgage-
     backed securities                                         76          333
    Interest accrued and added to bond principal            1,674        4,564
    Change in other assets                                      2           22
    Change in accrued interest payable                       (175)        (826)
    Change in accrued liabilities                             (10)          21
                                                         --------     --------
     Net cash provided (used) by Operating
      Activities                                             (149)       5,940
                                                         --------     --------

Investing Activities:
  (Increase) decrease in funds held by Trustee             (1,023)       8,034
  Principal payments on mortgage-backed
    securities                                             12,456       44,279
                                                         --------     --------
     Net cash provided by Investing Activities             11,433       52,313
                                                         --------     --------

Financing Activities:
  Redemption of bonds                                     (12,897)     (56,289)
  Net changes in advances from affiliates                   1,613       (1,964)
                                                         --------     --------
     Net cash used by Financing Activities                (11,284)     (58,253)
                                                         --------     --------


         Increase in cash                                       -            -
         Cash at beginning of period                            2            2
                                                         --------     --------
         Cash at end of period                           $      2     $      2
                                                         ========     ========

Supplemental disclosure of Cash Flow
  Information:  Interest paid                            $  5,891     $  5,493
                                                         ========     ========


                             See Notes - Pages 7-13

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1995

                         (Dollar amounts in thousands)

                                   --------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q include all adjustments which management considers necessary for a fair presentation of the results of the interim periods presented. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1994.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of September 1995 and December 1994, respectively.

3. Long-term debt at September 30, 1995 consists of the following series of Mortgage-Collateralized Bonds:


     Series          Class  Rate %  Principal Amount   Stated Maturity
     ------          -----  ------  ----------------  -----------------
       3              3-F    11.20           $ 7,354  September 1, 2015

       4              4-Z     9.45             6,751  April 1, 2016

       5              5-Z     8.90            20,285  June 1, 2016

       6              6-Z     9.00            17,293  August 1, 2016

       7              7-Z     9.40             3,038  August 1, 2016


                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)
                                  ----------

3.    continued:


       Series  Class  Rate %  Principal Amount    Stated Maturity
       ------  -----  ------  ----------------    ---------------
           8    8-C    9.00       $ 2,147        September 1, 2007
                8-Z    9.00        13,943        September 1, 2016

           9    9-B    9.375          938        September 1, 2016

          10    10-Z   9.450        6,094        October 1, 2016

          11    11-C   8.875        1,258        October 1, 2007
                11-Z   9.000       15,484        October 1, 2016

          12    12-C   9.250        1,966        November 1, 2016

          13    13-B   9.00         7,684        November 1, 2016

          14    14-B   9.125        1,402        December 1, 2016

          15    15-B   9.000        4,147        March 1, 2014
                15-Z   9.000        1,083        December 1, 2016

          16    16-B   9.000        6,231        April 1, 2015
                16-Z   8.875        1,070        January 1, 2017

          17    17-B   8.50         1,486        February 1, 2017



                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)
                                  ----------

3.    continued:

     Series       Class       Rate %   Principal Amount    Stated Maturity
     ------       -----       ------   ----------------    ---------------
       18          18-B        8.375         $  669          March 1, 2017

       19          19-B        8.250          1,961          May 1, 2017

       20          20-B        8.00           8,783          May 1, 2017
                                           --------
                                           $131,067

                 Less: Bonds pertaining
                     to the sale to RMI
                     as described on the
                     following page         (25,198)

                 Less: Discounts             (1,934)
                                           --------

                                           $103,935
                                           ========


                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the "Indenture"), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold, subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In accordance with FASB Technical Bulletin 85-2, "Accounting for Collateralized Mortgage Obligations", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. During the first quarter of 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 21 through 31, on February 10, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, and on October 20, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 2.

Pursuant to the Indenture, interest is payable monthly on the Series 3 Bonds and quarterly on the Series 4 through 20 Bonds. If a series of Bonds includes a "Z" class, interest on the Bonds of such class will accrue (and be added to the principal of the Bonds of such class) and will not be payable until all Bonds of such series having an earlier stated maturity have been fully paid. Subject to the priorities among classes set forth below, the Company is obligated periodically through the application of payments on the underlying collateral and, to the extent funds are available, to make pro rata principal payments on the Series 3 through 11 Bonds and Series 14 through 20 Bonds and to redeem the Series 12 and 13 Bonds in principal amounts of $1,000 or multiples thereof.

No payment of principal may be made on any Bond of any class of any series until each class of Bonds of such series having an earlier stated maturity has been fully paid.



                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. In the case of series of Bonds with respect to which the Company has sold to RMI the underlying collateral subject to the lien of the Indenture, the Company has agreed to exercise such right only upon the request of RMI.

Class or Series                                                                            Date
---------------                                                                            ----

Class 3-F Bonds                                                 The date on which the outstanding principal amount of such
                                                                Class is less than 20% of its original principal amount
Class 4-Z Bonds                                                 The date on which the Class 4-C Bonds have been fully paid and the outstanding principal amount of the Class 4-Z Bonds is less than 100% of its original principal amount
Class 5-Z Bonds                                                 The later of June 1, 1996 or the date on which the Class 5-
                                                                C Bonds are fully paid
Class 6-Z Bonds                                                 The later of August 1, 1996 or the date on which the Class
                                                                6-C Bonds are fully paid
Class 7-Z Bonds                                                 The later of August 2, 2001 or the date on which the Class
                                                                7-C Bonds are fully paid
Class 8-Z Bonds                                                 The later of September 1, 1998 or the date on which the
                                                                Class 8-C Bonds are fully paid
Series 9 Bonds                                                  September 1, 1996
Class 10-Z Bonds                                                The later of October 1, 2001 or the date on which the Class
                                                                10-C Bonds are fully paid
Class 11-Z Bonds                                                The later of October 1, 2001 or the date on which the Class
                                                                11-C Bonds are fully paid
Series 12 Bonds                                                 November 1, 1996
Series 13 Bonds                                                 November 1, 1996
Series 14 Bonds                                                 December 1, 1996
Series 15 Bonds                                                 December 1, 1996




                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)
                                  ----------

3.                 continued:

Series 16 Bonds    January 1, 1997
Series 17 Bonds    February 1, 1997
Series 18 Bonds    March 1, 1997
Series 19 Bonds    May 1, 1997
Series 20 Bonds    May 1, 1997

Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993.

The Series 3, 5, 6, 8, 11, 13, 15, 16 and 20 Bonds are collateralized by GNMA Certificates, while the Series 4, 7, 9, 10, 12, 14, 17, 18 and 19 Bonds are collateralized by FNMA Certificates.

In addition, in the case of series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Bonds of each such series are also secured by limited recourse promissory notes of RMI having payment terms the same as those of the respective outstanding class of the related series of Bonds. The collateral pledged for a particular series of Bonds is not available as collateral for any other series. Certain reserve amounts also served as collateral for the Series 2 Bonds, prior to their redemption on October 20, 1993, which amounts could have been used by the Trustee under the Indenture to pay interest on the bonds to the extent cash was not otherwise available. The Company's obligations to establish such reserve amounts may be satisfied by either cash or letters of credit.



                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

     The collateral for each of the respective bonds (including those with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture) is held by the Trustee for the benefit of the bondholders. The portion of the proceeds account established for each series of bonds which is not necessary to make required payments on the bonds of such series will be paid to the Company or, in the case of series of Bonds with respect to which the Company has sold the underlying collateral, to RMI. Such payments will be made, in the case of each series of Bonds, on and after the first Principal Payment Date for such series.

4. The Company is a wholly owned limited purpose financing subsidiary of NVR Financial Services, Inc. ("NVRFS") (formerly Ryan Financial Services, Inc.). NVRFS is a wholly owned subsidiary of NVR, Inc. ("NVR"), the successor to NVR L.P.

     Pursuant to an arrangement established in connection with the 1987 acquisition by NVR L.P. of Ryan Homes, Inc. (parent company of NVRFS until September 30, 1993), the Company may receive payments from, or make payments to, NVRFS in the form of an income maintenance allowance based upon profits or losses generated over the lives of bonds series issued prior to June 23, 1987.

     NVR Mortgage Finance, Inc. was formed in 1991 to succeed to the mortgage banking business of NVRFS and NVR Mortgage L.P. and presently is conducting NVR's mortgage origination and servicing business.



                                   Continued

                                     PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------

     The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 5, 6, 8 and 11, issued in four classes; Series 12, 15 and 16, issued in three classes; and Series 9, 13, 14, 17, 18 and 20, issued in two classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 3 issued in six classes; Series 4, 7 and 10, issued in four classes; and Series 19, issued in two classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds Series 3, 4, 7, 10 and 19 and Series 21 through 31 (Series 1 and 2 and Series 21-31 which are no longer outstanding) to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. For purposes of establishing the principal amount of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or (ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. In addition, the Company has established certain reserve amounts in connection with certain series of its Bonds which may be used by the Trustee under the Indenture to pay interest on such series of

                                   Continued

                                    PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations, (continued).
         --------------------------

Bonds to the extent cash is not otherwise available. Although the Company does not have and does not expect to have any significant assets other than Certificates owned by the Company, the RMI Notes, notes to the Company from limited purpose finance subsidiaries of certain home builders and/or financial institutions, GNMA Certificates pledged to the Company as security for such notes and the reserve amounts, all of which are pledged as collateral for the Bonds, the Company believes that such collateral will provide cash sufficient to meet the required payments of principal and interest on such Bonds.

     The Bonds are secured by GNMA Certificates which are guaranteed as to payment of principal and interest by GNMA, which guaranty is backed by the full faith and credit of the United States and/or FNMA Certificates which are guaranteed as to full and timely payment of principal and interest by FNMA, a federally chartered, privately owned corporation.

     The net premium on the Certificates is amortized using the interest method over the estimated lives of the Certificates. The deferred costs and bond discounts relating to the issuance of the Company's long-term debt are amortized over the estimated lives of the Mortgage-Collateralized Bonds using the interest method. The amounts amortized and accreted during any accounting period do not necessarily correspond to actual cash flow during the same period.

     Interest income for the nine months ended September 30, 1995 decreased $1,750 compared to the nine months ended September 30, 1994. This decrease was due to principal payments on mortgage-backed securities. Interest expense for the nine months ended September 30, 1995 decreased $1,841 compared to the nine months ended September 30, 1994. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the nine months ended September 30, 1995 and September 30, 1994 are due to a change in the estimates of prepayment speed on the mortgage-backed securities between periods. No other revenue or expense item changes are deemed significant.

     The Company commenced operations in May 1984 and was organized to facilitate the financing of long term residential mortgage loans. The Company does not engage in any business or investment activities other than issuing and selling GNMA/FNMA-Collateralized Bonds, Mortgage-Collateralized Bonds and bonds backed by mortgage loans or other types of mortgage-related securities and acquiring, owning, holding, pledging and dealing with GNMA Certificates, FNMA Certificates, FHLMC Certificates, mortgage loans and other mortgage-related securities. The Company does not consider period-to-period comparisons of its financial position to be meaningful.


                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 1.   Legal Proceedings.
          ------------------

          The Company is involved in no pending legal proceedings, nor is the Company aware of any proceedings contemplated by governmental authorities.

Item 2.   Changes in Securities.
          ----------------------

          Omitted pursuant to General Instruction H.

Item 3.   Defaults Upon Senior Securities.
          --------------------------------

          Omitted pursuant to General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Omitted pursuant to General Instruction H.

Item 5.   Other Information.
          ------------------

           None

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)  Exhibits

               3.1                       Restated Certificate of Incorporation of the Company/1/

               3.2                       By-Laws of the Company/2/

               3.2.1                     Amendment to By-Laws of the Company adopted June 24,
                                         1987/3/

               4.1                       Indenture dated as of May 1, 1984 between the
                                         Company and Trustee/4/

               4.1.1                     First Supplemental Indenture to Indenture/5/

               4.1.2                     Second Supplemental Indenture to Indenture/6/

               4.1.3                     Third Supplemental Indenture to Indenture/7/

               4.1.4                     Fourth Supplemental Indenture to Indenture/8/

               4.1.5                     Fifth Supplemental Indenture to Indenture/9/

               4.1.6                     Sixth Supplemental Indenture to Indenture/10/

               4.1.7                     Seventh Supplemental Indenture to Indenture/11/


                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------
          (a)  Exhibits, continued


               4.1.8                           Eighth Supplemental Indenture to Indenture/12/

               4.1.9                           Ninth Supplemental Indenture to Indenture/13/

               4.1.10                          Tenth Supplemental Indenture to Indenture/14/

               4.1.11                          Eleventh Supplemental Indenture to Indenture/15/

               4.2                             Series 1 Supplement to Indenture/16/

               4.2.1                           First Supplemental Indenture to Series 1 Supplement/17/

               4.2.2                           Purchase Agreement with respect to collateral
                                               securing Series 1 Bonds/18/

               4.3                             Series 2 Supplement to Indenture/19/

               4.3.1                           First Supplemental Indenture to Series 2 Supplement/20/

               4.3.2                           Second Supplemental Indenture to Series 2
                                               Supplement/21/

               4.3.3                           Purchase Agreement with respect to collateral
                                               securing Series 2 Bonds/22/

               4.3.4                           Third Supplemental Indenture to Series 2 Supplement/23/

               4.4                             Series 3 Supplement to Indenture/24/

               4.4.1                           First Supplemental Indenture to Series 3 Supplement/25/

               4.4.2                           Purchase Agreement with respect to collateral
                                               securing Series 3 Bonds/26/

               4.5                             Series 4 Supplement to Indenture/27/

               4.5.1                           First Supplemental Indenture to Series 4 Supplement/28/

               4.5.2                           Second Supplemental Indenture to Series 4
                                               Supplement/29/

               4.5.3                           Third Supplemental Indenture to Series 4 Supplement/30/

               4.5.4                           Purchase Agreement with respect to collateral
                                               securing Series 4 Bonds/ 31/

               4.6                             Series 5 Supplement to Indenture/32/

               4.6.1                           First Supplemental Indenture to Series 5, 6, 7, 8,
                                               9, 10 and 11 Supplements/33/


                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

               4.7                             Series 6 Supplement to Indenture/34/

               4.8                             Series 7 Supplement to Indenture/35/

               4.8.1                           Second Supplemental Indenture to Series 7
                                               Supplement/36/

               4.8.2                           Purchase Agreement with respect to collateral
                                               securing Series 7 Bonds/37/

               4.9                             Series 8 Supplement to Indenture/38/

               4.10                            Series 9 Supplement to Indenture/39/

               4.11                            Series 10 Supplement to Indenture/40/

               4.11.1                          Second Supplement to Series 10 Supplement/41/

               4.11.2                          Purchase Agreement with respect to collateral
                                               securing Series 10 Bonds/42/

               4.12                            Series 11 Supplement to Indenture/43/

               4.12.1                          Second Supplemental Indenture to Series 11
                                               Supplement/44/

               4.13                            Series 12 Supplement to Indenture/45/

               4.14                            Series 13 Supplement to Indenture/46/

               4.15                            Series 14 Supplement to Indenture/47/

               4.16                            Series 15 Supplement to Indenture/48/

               4.17                            Series 16 Supplement to Indenture/49/

               4.18                            Series 17 Supplement to Indenture/50/

               4.19                            Series 18 Supplement to Indenture/51/

               4.20                            Series 19 Supplement to Indenture/52/

               4.20.1                          First Supplemental Indenture to Series 19
                                               Supplement/53/

               4.20.2                          Purchase Agreement with respect to collateral
                                               securing Series 19 Bonds/54/


                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued


              4.21              Series 20 Supplement to Indenture/55/

              4.22              Series 21 Supplement to Indenture/56/

              4.22.1            First Supplemental Indenture to Series 21, 22, 23,
                                24 and 25 Supplements/57/

              4.22.2            Second Supplemental Indenture to Series 21
                                Supplement/58/

              4.22.3 Purchase Agreement with respect to collateral securing Series 21 Bonds/59/

              4.23              Series 22 Supplement to Indenture/60/

              4.23.1            First Supplemental Indenture to Series 22
                                Supplement/61/

              4.23.2            Second Supplemental Indenture to Series 22
                                Supplement/62/

              4.23.3 Purchase Agreement with respect to collateral securing Series 22 Bonds/63/

              4.24              Series 23 Supplement to Indenture/64/

              4.24.1            Second Supplemental Indenture to Series 23
                                Supplement/65/

              4.24.2 Purchase Agreement with respect to collateral securing Series 23 Bonds/66/

              4.25              Series 24 Supplement to Indenture/67/

              4.25.1            Second Supplemental Indenture to Series 24
                                Supplement/68/

              4.25.2 Purchase Agreement with respect to collateral securing Series 24 Bonds/69/

              4.26              Series 25 Supplement to Indenture/70/

              4.26.1            Second Supplemental Indenture to Series 25
                                Supplement/71/

              4.26.2 Purchase Agreement with respect to collateral securing Series 25 Bonds/72/




                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------
          (a) Exhibits, continued


              4.27              Series 26 Supplement to Indenture/73/

              4.27.1            First Supplemental Indenture to Series 26
                                Supplement/74/

              4.27.2 Purchase Agreement with respect to collateral securing Series 26 Bonds/75/

              4.28              Series 27 Supplement Indenture/76/

              4.28.1            First Supplemental Indenture to Series 27
                                Supplement/77/

              4.28.2 Purchase Agreement with respect to collateral securing Series 27 Bonds/78/

              4.29              Series 28 Supplement to Indenture/79/

              4.29.1            First Supplemental Indenture to Series 28
                                Supplement/80/

              4.29.2 Purchase Agreement with respect to collateral securing Series 28 Bonds/81/

              4.30              Series 29 Supplement to Indenture/82/

              4.30.1            First Supplemental Indenture to Series 29
                                Supplement/83/

              4.30.2 Purchase Agreement with respect to collateral securing Series 29 Bonds/84/

              4.31              Series 30 Supplement to Indenture/85/

              4.31.1            First Supplemental Indenture to Series 30
                                Supplement/86/

              4.31.2 Purchase Agreement with respect to collateral securing Series 30 Bonds/87/

              4.32              Series 31 Supplement to Indenture/88/

              4.32.1            First Supplemental Indenture to Series 31
                                Supplement/89/

              4.32.2 Purchase Agreement with respect to collateral securing Series 31 Bonds/90/


                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------
          (a) Exhibits, continued


              4.33                                        Series 32 Supplement to Indenture/91/

              4.34                                        Series 33 Supplement to Indenture/92/

              4.35                                        First Amendment to Purchase Agreements/93/

              4.36                                        Form of Guaranty Agreement with respect to Single-
                                                          Family (Level Payment) Mortgage-Backed Certificates
                                                          between GNMA Issuer and GNMA (GNMA I)/94/

              4.37                                        Form of Guaranty Agreement with respect to Graduated
                                                          Payment Mortgage-Backed Certificates between GNMA
                                                          Issuer and GNMA (GNMA I)/95/

              4.38                                        Contractual Provisions of Mortgage-Backed Securities
                                                          Guide for GNMA II Program (Constituting the Guaranty
                                                          Agreement for GNMA II Program)/96/

              4.39                                        Form of FNMA Pool Purchase Contract/97/

              4.40                                        Trust Indenture dated as of November 1, 1981, as
                                                          amended, between FNMA in its corporate capacity and
                                                          FNMA, as trustee ("FNMA Indenture")/98/

              4.41                                        Sixth Supplemental Indenture dated as of May 1, 1985
                                                          to FNMA Indenture/99/

              4.42                                        Agreement to Purchase Conventional Home Mortgages
                                                          and to Sell Mortgage Participation Certificates
                                                          between FHLMC and FHLMC Seller-Servicer/100/

              4.43                                        Agreement to Guarantee Timely Payment of Scheduled
                                                          Principal between FHLMC and FHLMC Seller-Servicer/101/

              4.44                                        FHLMC Mortgage Participation Certificate Agreement/102/

              4.45                                        Guaranty between the Mortgage Company and the
                                                          Trustee/103/

              4.46                                        Letter Agreement among RHI, the Mortgage Company and
                                                          the Company/104/

             10.1                                         Form of Participation Agreement/105/

             10.2                                         Form of Funding Agreement/106/




                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------
          (a) Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended September 30, 1995.
------------------------------------

(1) Incorporated by reference to Exhibit 3.1 filed with Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.

(2)  Incorporated by reference to Exhibit 3.2 filed with the Company's Form 10.

(3) Incorporated by reference to Exhibit 3.2.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.

(4) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on June 29, 1984.

(5) Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.

(6) Incorporated by reference to Exhibit 4.5 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1985.

(7) Incorporated by reference to Exhibit 4.7 filed with the Company's Registration Statement No. 33-670 on October 4, 1985.

(8) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on May 2, 1986.

(9) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on July 21, 1986.

(10) Incorporated by reference to Exhibit 4.14 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.

(11) Incorporated by reference to Exhibit 4.21 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

(12) Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.



                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

(13) Incorporated by reference to Exhibit 4.4 filed with the Company's Current Report on Form 8-K on March 18, 1988.

(14) Incorporated by reference to Exhibit 4.19 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(15) Incorporated by reference to Exhibit 4.1.11 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(16) Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on June 29, 1984.

(17) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(18) Incorporated by reference to Exhibit 4.1.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(19) Incorporated by reference to Exhibit 4.3 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1984.

(20) Incorporated by reference to Exhibit 4.6 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1985.

(21) Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(22) Incorporated by reference to Exhibit 4.2.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(23) Incorporated by reference to Exhibit 4.3.4 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

(24) Incorporated by reference to Exhibit 4.8.1 filed with Registration Statement No. 33-670 on October 4, 1985.

(25) Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(26) Incorporated by reference to Exhibit 4.3.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(27) Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on May 2, 1986.

(28) Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on May 2, 1986.

(29) Incorporated by reference to Exhibit 4.24 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.



                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

(30) Incorporated by reference to Exhibit 4.4 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(31) Incorporated by reference to Exhibit 4.4.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(32) Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on July 21, 1986.

(33) Incorporated by reference to Exhibit 4.25 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.

(34) Incorporated by reference to Exhibit 4.15 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.

(35) Incorporated by reference to Exhibit 4.16 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.

(36) Incorporated by reference to Exhibit 4.5 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(37) Incorporated by reference to Exhibit 4.5.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(38) Incorporated by reference to Exhibit 4.17 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

(39) Incorporated by reference to Exhibit 4.18 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

(40) Incorporated by reference to Exhibit 4.19 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

(41) Incorporated by reference to Exhibit 4.6 filed with the Company's Quarterly Report on Form 8-K on October 11, 1988.

(42) Incorporated by reference to Exhibit 4.6.1 filed with the Company's Quarterly Report on Form 8-K on October 11, 1988.

(43) Incorporated by reference to Exhibit 4.20 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

(44) Incorporated by reference to Exhibit 4.25.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

(45) Incorporated by reference to Exhibit 4.22 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.



                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

(46) Incorporated by reference to Exhibit 4.23 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

(47) Incorporated by reference to Exhibit 4.26 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.

(48) Incorporated be reference to Exhibit 4.27 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.

(49) Incorporated by reference to Exhibit 4.28 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.

(50) Incorporated by reference to Exhibit 4.29 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

(51) Incorporated by reference to Exhibit 4.30 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

(52) Incorporated by reference to Exhibit 4.31 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1987.

(53) Incorporated by reference to Exhibit 4.7 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(54) Incorporated by reference to Exhibit 4.7.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(55) Incorporated by reference to Exhibit 4.32 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1987.

(56) Incorporated by reference to Exhibit 4.34 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.

(57) Incorporated by reference to Exhibit 4.5 filed with the Company's Current Report on Form 8-K on March 18, 1988.

(58) Incorporated by reference to Exhibit 4.8 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(59) Incorporated by reference to Exhibit 4.8.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(60) Incorporated by reference to Exhibit 4.35 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.

(61) Incorporated by reference to Exhibit 4.36 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.



                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

(62) Incorporated by reference to Exhibit 4.9 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(63) Incorporated by reference to Exhibit 4.9.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(64) Incorporated by reference to Exhibit 4.37 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.


(65) Incorporated by reference to Exhibit 4.10 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(66) Incorporated by reference to Exhibit 4.10.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(67) Incorporated by reference to Exhibit 4.38 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.

(68) Incorporated by reference to Exhibit 4.11 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(69) Incorporated by reference to Exhibit 4.11.1 filed with the Company Current Report on Form 8-K on October 11, 1988.

(70) Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on March 18, 1988.

(71) Incorporated by reference to Exhibit 4.12 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(72) Incorporated by reference to Exhibit 4.12.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(73) Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on March 18, 1988.

(74) Incorporated by reference to Exhibit 4.13 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(75) Incorporated by reference to Exhibit 4.13.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(76) Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on March 18, 1988.

(77) Incorporated by reference to Exhibit 4.14 filed with the Company's Current Report on Form 8-K on October 11, 1988.



                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

(78) Incorporated by reference to Exhibit 4.14.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(79) Incorporated by reference to Exhibit 4.44 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1988.

(80) Incorporated by reference to Exhibit 4.15 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(81) Incorporated by reference to Exhibit 4.15.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(82) Incorporated by reference to Exhibit 4.45 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1988.

(83) Incorporated by reference to Exhibit 4.16 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(84) Incorporated by reference to Exhibit 4.16.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(85) Incorporated by reference to Exhibit 4.46 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1988.

(86) Incorporated by reference to Exhibit 4.17 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(87) Incorporated by reference to Exhibit 4.17.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(88) Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.

(89) Incorporated by reference to Exhibit 4.18 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(90) Incorporated reference to Exhibit 4.18.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

(91) Incorporated by reference to Exhibit 4.34 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.

(92) Incorporated by reference to Exhibit 4.34 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

(93) Incorporated by reference to Exhibit 4.35 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989.

(94) Incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 2-89611 on February 23, 1984.



                                   Continued

                                    PART II

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

(95) Incorporated by reference to Exhibit 4.4 filed with Registration Statement No. 2-89611 on February 23, 1984.

(96) Incorporated by reference to Exhibit 4.5 filed with Registration Statement No. 2-89611 on February 23, 1984.

(97) Incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to Registration Statement No. 2-89611 on April 19, 1984.

(98) Incorporated by reference to Exhibit 4.9 filed with the Company's Annual report on Form 10-K for the year ended December 31, 1984.

(99) Incorporated by reference to Exhibit 4.14 to Post Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.

(100) Incorporated by reference to Exhibit 4.15 to Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.

(101) Incorporated by reference to Exhibit 4.16 filed with Registration Statement No. 33-670 on October 4, 1985.

(102) Incorporated by reference to Exhibit 4.17 filed with Registration Statement No. 33-670 on October 4, 1985.

(103) Incorporated by reference to Exhibit 4.11 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1984.

(104) Incorporated by reference to Exhibit 4.19 filed with Registration Statement No. 33-670 on October 4, 1985.

(105) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

(106) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

(107) Incorporated by reference to Exhibit 10.3 filed with Amendment No.1 to Registration Statement No. 2-89611 on April 19, 1984.

(108) Incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 33-670 on October 4, 1985.

                                   FORM 10-Q

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             RYAN MORTGAGE ACCEPTANCE CORPORATION IV


      November 10, 1995      By: /s/William J. Inman
  -----------------------        -----------------------------------
            Date                 William J. Inman, President and
                                 Chairman of the Board of Directors
                                 (Duly Authorized Officer)



      November 10, 1995      By: /s/Timothy G. Sheedy
  ------------------------       -----------------------------------
            Date                 Timothy G. Sheedy, Vice President;
                                 Controller; Secretary; Director
                                 (Principal Financial and Accounting
                                 Officer)