Form 10-K
period 1995-12-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1996-03-29
CIK 740963

                                                                  CONFORMED COPY
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]  Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934 Fee Required
     For the fiscal year ended December 31, 1995
                               -----------------

[_]  Transition report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934 No Fee Required
     For the transition period from
                      to
     -----------------   -----------------          COMMISSION FILE NO. 0-11623

                  RYAN MORTGAGE ACCEPTANCE CORPORATION IV
             (Exact name of registrant as specified in its charter)

      INCORPORATED IN DELAWARE                          25-1460059
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

111 RYAN COURT, PITTSBURGH, PENNSYLVANIA                   15205
(Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 276-4225

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $1.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT
                               AT MARCH 29, 1996:
                                      None

        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 29, 1996:
                                  1,000 shares

     The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is filing this Form with the reduced disclosure permitted thereby.

                                     PART I

ITEM 1. BUSINESS.

     Ryan Mortgage Acceptance Corporation IV (the "Company") was incorporated in the State of Delaware on February 21, 1984, and is a wholly owned, limited purpose financing subsidiary of NVR Financial Services, Inc. (the "Mortgage Company") (formerly Ryan Financial Services, Inc.) which, in turn, is a wholly owned mortgage banking subsidiary of NVR, Inc. ("NVR"). NVR is the successor company to NVR L.P.

     The Company was organized to facilitate the financing of long-term residential mortgage loans and does not intend to engage in any business or investment activities other than issuing and selling Mortgage-Collateralized Bonds (the "Bonds") and bonds backed by mortgage loans or other types of mortgage-related securities and acquiring, owning, pledging and dealing with GNMA Certificates, FNMA Certificates, FHLMC Certificates, mortgage loans and other mortgage-related securities securing its bonds.

     The Bonds are issued in series pursuant to an Indenture dated as of May 1, 1984, as amended (the "Indenture"), between the Company and The Bank of New York (the "Trustee"), as supplemented by a series supplement with respect to each series of Bonds. Bonds of a series may be secured by GNMA Certificates issued by an affiliate of the Company or another financial institution approved by GNMA as an issuer of GNMA Certificates, FNMA Certificates backed by mortgage loans sold to FNMA and serviced by an affiliate of the Company or another financial institution and FHLMC Certificates backed by mortgage loans sold to FHLMC and serviced by an affiliate of the Company or another financial institution. Such GNMA Certificates, FNMA Certificates and FHLMC Certificates are sold to the Company by the Mortgage Company and pledged by the Company to the Trustee as security for the Bonds of such series. In addition, the Company may enter into funding agreements with the limited purpose finance subsidiaries (the "Finance Companies") of certain home builders and/or financial institutions whereby the Company agrees to loan to a Finance Company a portion of the proceeds of a series of Bonds. Such loans are secured by pledges of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates to the Company, which in turn pledges such Certificates to the Trustee as security for the Bonds of such series. The GNMA Certificates are guaranteed as to payment of principal and interest by the Government National Mortgage Association ("GNMA"), an instrumentality of the United States. The FNMA Certificates are guaranteed as to payment of principal and interest by the Federal National Mortgage Association ("FNMA"), a federally chartered, privately owned corporation. The FHLMC Certificates are guaranteed as to payment of principal and interest by the Federal Home Loan Mortgage Corporation ("FHLMC"), a corporate instrumentality of the United States. As of December 31, 1995, the Company had issued 33 series of Bonds with an aggregate original principal amount of $1,191,475,000.

     The Company has no employees, but approximately six persons who are full-time employees of NVR or affiliates of NVR perform services from time to time on behalf of the Company.

ITEM 2. PROPERTIES.

     The Company neither owns nor leases any buildings or real estate.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not involved in any pending legal proceedings, nor is the Company aware of any proceedings contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Omitted pursuant to General Instruction J.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public market for the Company's common stock, all of the issued and outstanding shares of which are held by the Mortgage Company. The Company has never paid a cash dividend on its common stock.

ITEM 6. SELECTED FINANCIAL DATA.

     Omitted pursuant to General Instruction J.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company commenced operations in May 1984 and was organized to facilitate the financing of long-term residential mortgage loans. The Company does not engage in any business or investment activities other than issuing and selling GNMA/FNMA-Collateralized Bonds, Mortgage-Collateralized Bonds and bonds backed by mortgage loans or other types of mortgage-related securities and acquiring, owning, holding, pledging and dealing with GNMA Certificates, FNMA Certificates, FHLMC Certificates, mortgage loans and other mortgage-related securities.

     The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 5, 6, 8 and 11, issued in four classes; Series 12, 15 and 16, issued in three classes; and Series 9, 13, 14, 17, 18 and 20, issued in two classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 3, 4, 7 and 10, issued in four classes; and Series 19, issued in two classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold, subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, to RMI in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

     The Bonds are secured by GNMA Certificates which are guaranteed as to payment of principal and interest by GNMA, which guaranty is backed by the full faith and credit of the United States and/or FNMA Certificates which are guaranteed as to full and timely payment of principal and interest by FNMA, a federally chartered, privately owned corporation. For purposes of establishing the principal amount of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or (ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. In addition, the Company has established certain reserve amounts in connection with certain series of its Bonds which may be used by the Trustee under the Indenture to pay interest on such series of Bonds to the extent cash is not otherwise available. Although the Company does not have and does not expect to have any significant assets other than Certificates owned by the Company, the RMI Notes, notes to the Company from the Finance Companies, GNMA Certificates pledged to the Company as security for such notes and the reserve amounts, all of which are pledged as collateral for the Bonds, the Company believes that such collateral will provide cash sufficient to meet the required payments of principal and interest on such Bonds.

     The net premium on the Certificates is amortized using the interest method over the estimated lives of the Certificates. The deferred costs and bond discounts relating to the issuance of the Company's long-term debt are amortized over the estimated lives of the Mortgage-Collateralized Bonds using the interest method. The amounts amortized during any accounting period do not necessarily correspond to actual cash flow during the same period.

     In 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 26, 29 and 30, on January 2, 1992, its Mortgage-Collateralized Bonds, Series 21, 22 and 25, on February 3, 1992 and its Mortgage-Collateralized Bonds, Series 23, 24, 27, 28 and 31, on March 2, 1992. In 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on February 10, 1993 and its Mortgage-Collateralized Bonds, Series 2, on October 20, 1993. Prior to each redemption date, RMI deposited with the Trustee the amount of money required to redeem the Bonds to be redeemed on such redemption date. On the day following each such date of deposit, the collateral securing the Bonds to be redeemed was released to RMI and the RMI Notes relating to such Bonds were cancelled.

     Interest income for the year ended December 31, 1995 decreased $2,123 compared to the year ended December 31, 1994. This decrease was due to principal payments on mortgage-backed securities. Interest expense for the year ended December 31, 1995 decreased $2,210 compared to the year ended December 31, 1994. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the twelve months ended December 31, 1995 and December 31, 1994 are due to a change in the estimates of prepayment speed on the mortgage-backed securities between periods. Mortgage-backed securities were not sold during 1995. No other revenue or expense item changes are deemed significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ryan Mortgage Acceptance Corporation IV:

     We have audited the accompanying balance sheet of Ryan Mortgage Acceptance Corporation IV as of December 31, 1995 and 1994, and the related statements of operations and retained earnings (deficit), and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ryan Mortgage Acceptance Corporation IV as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                    KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
January 30, 1996

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                                 BALANCE SHEET
                           DECEMBER 31, 1995 AND 1994
              (DOLLAR AMOUNTS IN THOUSANDS, OTHER THAN SHARE DATA)

                                                                                               1995        1994
                                                                                               ----        ----
                                                ASSETS

Cash......................................................................................  $        2  $        2
Funds held by Trustee (note 4)............................................................       2,534       2,660
Receivables on mortgage-backed securities (note 3)........................................       2,398       2,674
Receivable from affiliates (note 6).......................................................         141          --
Investments in mortgage-backed securities, plus net premium
  of $127 in 1995 and $15 in 1994 (note 4)................................................      97,771     114,388
Deferred bond issue costs.................................................................       1,719       1,021
Other assets..............................................................................          47          39
                                                                                            ----------  ----------
                                                                                            $  104,612  $  120,784
                                                                                            ==========  ==========
                                 LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
     Long-term debt (note 4)..............................................................  $   98,505  $  115,975
     Accrued interest payable.............................................................       1,573       1,839
     Payable to affiliates (note 6).......................................................          --       2,066
     Other liabilities....................................................................         151         164
                                                                                            ----------  ----------
                                                                                               100,229     120,044
                                                                                            ----------  ----------

Shareholder's equity:
     Common stock, $1.00 par value; 50,000 shares authorized;
       1,000 shares issued and outstanding................................................           1           1
     Additional paid-in capital...........................................................       4,309         682
     Retained earnings....................................................................          73          57
                                                                                            ----------  ----------
                                                                                                 4,383         740
                                                                                            ----------  ----------
                                                                                            $  104,612  $  120,784
                                                                                            ==========  ==========

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
            STATEMENT OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                     1995       1994       1993
                                                                                     ----       -----      ----
Revenues:
     Interest income.............................................................  $   9,776  $  11,899  $  19,604
     Adjustment/Accretion of net premium on mortgage-backed
       securities, net (note 4)..................................................        112       (121)      (248)
     Bond administration fee.....................................................         26         25        144
     Gain on sale of mortgage-backed securities..................................         --         --        972
     Income maintenance allowance from (to) parent (note 6)......................     (1,501)     2,018      2,123
                                                                                   ---------  ---------  ---------
                                                                                       8,413     13,821     22,595
                                                                                   ---------  ---------  ---------

Expenses:
     Interest expense............................................................      9,653     11,863     19,509
     Adjustment/Amortization of deferred bond issue costs, net (note 4)..........       (698)       882        999
     Adjustment/Amortization of bond discounts, net (note 4).....................       (715)       927        879
     Interest on advances from affiliates (note 6)...............................        (15)       (14)       110
     Other financial and administrative..........................................        161        193        220
                                                                                   ---------  ---------  ---------
                                                                                       8,386     13,851     21,717
                                                                                   ---------  ---------  ---------
          Income (loss) before income taxes and
            extraordinary item...................................................         27        (30)       878
Provision for (recovery of) income taxes.........................................         11        (55)       302
                                                                                   ---------  ---------  ---------
          Income before extraordinary item.......................................         16         25        576

Extraordinary item:
     Loss on retirement of bonds (net of $246 income taxes)......................         --         --        478

          Net income.............................................................         16         25         98

Retained earnings (deficit):
          Beginning of year......................................................         57         32        (66)
                                                                                   ---------  ---------  ---------
          End of year............................................................  $      73  $      57  $      32
                                                                                   =========  =========  =========

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                            STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                 1995        1994        1993
                                                                                 ----        ----        ----
Operating Activities:
     Net income..............................................................  $      16  $        25  $      98
     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Gain on sale of mortgage-backed securities.........................         --           --       (972)
          Loss on retirement of bonds........................................         --           --        724
          Amortization of net premium on mortgage-backed
            securities.......................................................       (112)         121        248
          Amortization of deferred bond issue costs..........................       (698)         882        999
          Amortization of bond discounts.....................................       (715)         927        879
          Change in interest receivable on mortgage-backed
            securities.......................................................        126          368        812
          Interest accrued and added to bond principal.......................      2,749        5,214      6,348
          Change in other assets.............................................         (8)          13         (9)
          Change in accrued interest payable.................................       (266)        (917)    (1,477)
          Change in other liabilities........................................        (13)         (47)       (59)
                                                                               ---------  -----------  ---------
          Net cash provided by Operating Activities..........................      1,079        6,586      7,591
                                                                               ---------  -----------  ---------
Investing Activities:
     Decrease (increase) in funds held by Trustee............................        126        8,769       (383)
     Principal payments on mortgage-backed securities........................     16,879       48,977     95,696
     Proceeds from sale of mortgage-backed securities........................         --           --     11,387
                                                                               ---------  -----------  ---------
          Net cash provided by Investing Activities..........................     17,005       57,746    106,700
                                                                               ---------  -----------  ---------
Financing Activities:
     Redemption of bonds.....................................................    (19,504)     (62,304)  (111,325)
     Net receipt (repayment) of advances to (from) affiliates................      1,420       (2,028)    (2,966)
                                                                               ---------  -----------  ---------
          Net cash used by Financing Activities..............................    (18,084)     (64,332)  (114,291)
                                                                               ---------  -----------  ---------
               Increase in cash..............................................         --           --         --
               Cash at beginning of year.....................................          2            2          2
                                                                               ---------  -----------  ---------
               Cash at end of year...........................................  $       2  $         2  $       2
                                                                               =========  ===========  =========
Supplemental disclosure of cash flow information:
     Interest paid...........................................................  $   7,080  $     7,566  $  14,638
                                                                               =========  ===========  =========
Supplemental disclosure of non cash flow financing activities:
     Capital Contribution (note 6)...........................................  $   3,627  $        --  $      --
                                                                               =========  ===========  =========

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 1995 AND 1994 AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND
                                      1993
                         (DOLLAR AMOUNTS IN THOUSANDS)

(1) INCORPORATION AND PRINCIPAL BUSINESS ACTIVITY:

     Ryan Mortgage Acceptance Corporation IV (the Company) is a wholly owned limited purpose financing subsidiary of NVR Financial Services, Inc. (NVRFS) (formerly Ryan Financial Services, Inc.). NVRFS is a wholly owned mortgage banking subsidiary of NVR, Inc. (NVR), the successor to NVR L.P. NVR Mortgage Finance, Inc. (NVR Finance) was formed in 1991 to succeed to the mortgage banking business of NVRFS and NVR Mortgage L.P. and presently is conducting NVR's mortgage origination and servicing business.

     The Company was organized to facilitate the financing of long-term mortgage loans and does not engage in any business or investment activities other than issuing and selling GNMA/FNMA-Collateralized Bonds, Mortgage-Collateralized Bonds and bonds backed by mortgage loans or other types of mortgage-related securities and acquiring, owning, holding, pledging and dealing with GNMA Certificates, FNMA Certificates, FHLMC Certificates, mortgage loans and other mortgage-related securities securing its bonds.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     All mortgage-backed securities held by the Company are GNMA and FNMA Certificates (Certificates) reflected on the accompanying balance sheet at their amortized cost as such certificates serve as collateral for the Company's GNMA and FNMA-Collateralized Bonds.

     The Company is included in the consolidated federal income tax return of NVR and, therefore, entered into a tax allocation agreement with NVR. According to this agreement, the Company will make federal income tax payments to NVR in an amount equal to its share of the net federal income tax obligation of the entire NVR consolidated tax group based on the amount of the tax obligation of the Company on a "separate return" basis. Also, in the event the Company incurs a tax loss on a cumulative "separate return" basis for any year, the Company will be compensated for such tax loss only through a reduction in the payments it would be obligated to make as a result of taxable income in future years.

     The amortization/accretion of deferred bond issue costs, net premium on mortgage-backed securities and bond discounts is based on the interest method considering actual prepayment experience on the mortgage-backed securities and estimates of future prepayments in accordance with Statements of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Deferred bond issue costs, net premium on mortgage-backed securities and bond discounts are adjusted for differences that arise between estimated and actual prepayments to the amount that would have existed had the actual effective yield, based on actual prepayment speeds, been applied since their inception.

(3) RECEIVABLES ON MORTGAGE-BACKED SECURITIES:

     Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of December 1995 and 1994.

(4) LONG-TERM DEBT:

     Long-term debt at December 31, 1995 consists of the following series of Mortgage-Collateralized Bonds:

  SERIES       CLASS      RATE%    PRINCIPAL AMOUNT    STATED MATURITY
  ------       -----      -----    ----------------    ---------------
         3   3-F            11.20    $      6,969    September 1, 2015
         4   4-Z             9.45           6,275    April 1, 2016
         5   5-Z             8.90          19,395    June 1, 2016
         6   6-Z             9.00          16,266    August 1, 2016
         7   7-Z             9.40           2,741    August 1, 2016
         8   8-C             9.00           1,151    September 1, 2007
             8-Z             9.00          14,256    September 1, 2016
                                   ----------------
                                           15,407
                                   ----------------
         9   9-B            9.375             866    September 1, 2016
        10   10-Z            9.45           5,492    October 1, 2016
        11   11-C           8.875             228    October 1, 2007
             11-Z            9.00          15,832    October 1, 2016
                                   ----------------
                                           16,060
                                   ----------------
        12   12-C            9.25           1,935    November 1, 2016
        13   13-B            9.00           7,224    November 1, 2016
        14   14-B           9.125           1,348    December 1, 2016
        15   15-B            9.00           3,729    March 1, 2014
             15-Z            9.00           1,107    December 1, 2016
                                   ----------------
                                            4,836
                                   ----------------
        16   16-B            9.00           5,809    April 1, 2015
             16-Z           8.875           1,094    January 1, 2017
                                   ----------------
                                            6,903
                                   ----------------
        17   17-B            8.50           1,322    February 1, 2017
        18   18-B           8.375             613    March 1, 2017
        19   19-B            8.25           1,880    May 1, 2017
        20   20-B            8.00           8,162    May 1, 2017
                                   ----------------
                                          123,694
             Less: Bonds
             pertaining to the
                   sale to RMI as
                   described
                   below                  (23,357)
             Less: Discounts               (1,832)
                                   ----------------
                                     $     98,505
                                   ----------------
                                   ----------------

     On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. (RMI), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the Indenture), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold, subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

     Pursuant to the Indenture, interest is payable monthly on the Series 3 Bonds and quarterly on the Series 4 through 20 Bonds. If a series of Bonds includes a "Z" class, interest on the Bonds of such class will accrue (and be added to the principal of the Bonds of such class) and will not be payable until all Bonds of such series having an earlier stated maturity have been fully paid. Subject to the priorities among classes set forth below, the Company is obligated periodically, to the extent funds are available, to make pro rata principal payments on the Series 3 through 11 Bonds, the Series 14 through 20 Bonds and to redeem the Series 12 and 13 Bonds in principal amounts of $1,000 or multiples thereof. No payment of principal may be made on any Bond of any class of any series until each class of Bonds of such series having an earlier stated maturity has been fully paid.

     The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. It is likely that at the Bonds' call dates the remaining principal balance of the mortgage-backed securities will be fifteen percent or less of the original outstanding balance of the mortgage-backed securities. The Company has classified the mortgage-backed securities as held to maturity securities and thus, the mortgage-backed securities are carried at amortized cost. In the case of series of Bonds with respect to which the Company has sold to RMI the underlying collateral subject to the lien of the Indenture, the Company has agreed to exercise such right only upon the request of RMI.

CLASS OR SERIES                                                   DATE
Class 3-F Bonds       The date on which the outstanding principal amount of such Class is less than 20% of its original principal amount
Class 4-Z Bonds       The date on which the outstanding principal amount of the Class 4-Z Bonds is less than 100%
                      of its original principal amount
Class 5-Z Bonds       The later of June 1, 1996 or the date on which the Class 5-C Bonds are fully paid
Class 6-Z Bonds       The later of August 1, 1996 or the date on which the Class 6-C Bonds are fully paid
Class 7-Z Bonds       The later of August 1, 2001 or the date on which the Class 7-C Bonds are fully paid
Class 8-Z Bonds       The later of September 1, 1998 or the date on which the Class 8-C Bonds are fully paid
Series 9 Bonds        September 1, 1996
Class 10-Z Bonds      The later of October 1, 2001 or the date on which the Class 10-C Bonds are fully paid
Class 11-Z Bonds      The later of October 1, 2001 or the date on which the Class 11-C Bonds are fully paid
Series 12 Bonds       November 1, 1996
Series 13 Bonds       November 1, 1996
Series 14 Bonds       December 1, 1996
Series 15 Bonds       December 1, 1996
Series 16 Bonds       January 1, 1997
Series 17 Bonds       February 1, 1997
Series 18 Bonds       March 1, 1997
Series 19 Bonds       May 1, 1997
Series 20 Bonds       May 1, 1997

     A redemption premium was payable under certain circumstances on Series 32 and 33 Bonds redeemed on or prior to September 1, 1995 and October 1, 1995, respectively. Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993. Pursuant to the terms of the Indenture, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on February 10, 1993 and its Mortgage-Collateralized Bonds, Series 2, on October 20, 1993.

     The Series 1 and 2 Bonds were collateralized by GNMA Certificates and FNMA Certificates, by funding agreements between the Company and limited purpose finance subsidiaries of certain home builders and/or financial institutions and the notes issued pursuant thereto. The Series 3, 5, 6, 8, 11, 13, 15, 16, 20, 32 and 33 Bonds are or were, as the case may be, collateralized by GNMA Certificates, while the Series 4, 7, 9, 10, 12, 14, 17, 18 and 19 Bonds are collateralized by FNMA Certificates. In addition, in the case of series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Bonds of each such series are also secured by limited recourse promissory notes of RMI having payment terms the same as those of the respective outstanding class of the related series of Bonds. The specific collateral pledged for a particular series of Bonds is not available as collateral for any other series.

     The collateral for each of the respective bonds (including those with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture) is held by the Trustee for the benefit of the bondholders. The fair value of mortgage-backed securities at December 31, 1995 and 1994 was $102,845 and $115,268, respectively. Gross unrealized holding gains related to the mortgage-backed securities were $5,201 and $1,075 at December 31, 1995 and 1994, respectively, and gross unrealized holding losses were $0 and $179 at the same respective dates. The portion of the proceeds account established for each series of bonds which is not necessary to make required payments on the bonds of such series will be paid to the Company or, in the case of series of Bonds with respect to which the Company has sold the underlying collateral, to RMI. Such payments will be made on the first Principal Payment Date for each series.

(5) SALE OF MORTGAGE-BACKED SECURITIES:

     On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA /FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31 to RMI. Such collateral was sold, subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, to RMI in exchange for cash and delivery of limited recourse promissory notes of RMI having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In accordance with FASB Technical Bulletin No. 85-2, "Accounting for Collateralized Mortgage Obligations", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

     Information related to the collateral owned by persons other than the Company and pledged to secure such Bonds as of December 31, 1995 is as follows:

                PRINCIPAL                                                     OUTSTANDING
                BALANCE OF                      RECEIVABLES ON                 PRINCIPAL
             MORTGAGE-BACKED    FUNDS HELD      MORTGAGE-BACKED                 BALANCE
  SERIES        SECURITIES      BY TRUSTEE        SECURITIES         CLASS     OF BONDS
  ------     ---------------    ----------      ---------------      -----    ----------
     3      $    6,836       $      --          $     202             3-F   $   6,969
     4           6,169              --                158             4-Z       6,275
     7           2,774              58                 29             7-Z       2,741
    10           5,280              --                270            10-Z       5,492
    19           1,759             101                 71            19-B       1,880
            ----------       ---------          ---------                   ---------
            $   22,818       $     159          $     730                   $  23,357
            ==========       =========          =========                   =========

(6) RELATED PARTY TRANSACTIONS:

     Certificates were purchased by the Company from NVRFS at a price to yield the approximate weighted average yield of the bonds which they collateralize.

     All amounts receivable/payable from/to affiliates bear interest at an intercompany rate determined by NVRFS. All amounts payable to affiliates are subordinate to the Company's obligations to the holders of its Bonds. During 1995, $3,627 of payable to affiliates was reclassified to additional paid-in capital as a contribution of capital from NVRFS.

     Currently, NVR Finance provides the Company with accounting and administrative services, including services of officers. The Company paid $22 in 1995 for such services and $25 in 1994 and in 1993. NVR Finance acts as servicing agent for the mortgage loans backing certain Certificates owned by the Company and receives a customary servicing fee.

     Pursuant to an arrangement established in connection with the acquisition by NVR L.P. of RHI, the Company may receive payments from, or make payments to, NVRFS in the form of an income maintenance allowance based upon profits or losses generated over the lives of bond series issued prior to June 23, 1987.

                               -----------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Omitted pursuant to General Instruction J.

ITEM 11. EXECUTIVE COMPENSATION.

     Omitted pursuant to General Instruction J.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omitted pursuant to General Instruction J.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Omitted pursuant to General Instruction J.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                         PAGE(S)
                                                                         -------
(a) Financial Statements, Schedules and Exhibits.

     (1)  Financial Statements.

               Balance Sheet as of December 31, 1995 and 1994..............    5
               Statement of Operations and Retained Earnings (Deficit) for the years ended
                 December 31, 1995, 1994 and 1993..........................    6
               Statement of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993..........................    7
               Notes to Financial Statements............................... 8-11
               Independent Auditors' Report................................    4

     (2)  Schedules.

               All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

     (3)  Exhibits.

EXHIBIT NO.
       3.1   Restated Certificate of Incorporation of the Company/1/
       3.2   By-Laws of the Company/2/
     3.2.1   Amendment to By-Laws of the Company adopted June 24, 1987/3/
       4.1   Indenture dated as of May 1, 1984 between the Company and Trustee/4/
     4.1.1   First Supplemental Indenture to Indenture/5/
     4.1.2   Second Supplemental Indenture to Indenture/6/
     4.1.3   Third Supplemental Indenture to Indenture/7/
     4.1.4   Fourth Supplemental Indenture to Indenture/8/
     4.1.5   Fifth Supplemental Indenture to Indenture/9/
     4.1.6   Sixth Supplemental Indenture to Indenture/10/
     4.1.7   Seventh Supplemental Indenture to Indenture/11/
     4.1.8   Eighth Supplemental Indenture to Indenture/12/
     4.1.9   Ninth Supplemental Indenture to Indenture/13/
    4.1.10   Tenth Supplemental Indenture to Indenture/14/
    4.1.11   Eleventh Supplemental Indenture to Indenture/15/
       4.2   Series 1 Supplement to Indenture/16/
     4.2.1   First Supplemental Indenture to Series 1 Supplement/17/
     4.2.2   Purchase Agreement with respect to collateral securing Series 1 Bonds/18/
       4.3   Series 2 Supplement to Indenture/19/
     4.3.1   First Supplemental Indenture to Series 2 Supplement/20/
     4.3.2   Second Supplemental Indenture to Series 2 Supplement/21/
     4.3.3   Purchase Agreement with respect to collateral securing Series 2 Bonds/22/
     4.3.4   Third Supplemental Indenture to Series 2 Supplement/23/
       4.4   Series 3 Supplement to Indenture/24/
     4.4.1   First Supplemental Indenture to Series 3 Supplement/25/
     4.4.2   Purchase Agreement with respect to collateral securing Series 3 Bonds/26/
       4.5   Series 4 Supplement to Indenture/27/
     4.5.1   First Supplemental Indenture to Series 4 Supplement/28/
     4.5.2   Second Supplemental Indenture to Series 4 Supplement/29/
     4.5.3   Third Supplemental Indenture to Series 4 Supplement/30/
     4.5.4   Purchase Agreement with respect to collateral securing Series 4 Bonds/31/
       4.6   Series 5 Supplement to Indenture/32/

EXHIBIT NO.
     4.6.1   First Supplemental Indenture to Series 5, 6, 7, 8, 9, 10 and 11 Supplements/33/
       4.7   Series 6 Supplement to Indenture/34/
       4.8   Series 7 Supplement to Indenture/35/
     4.8.1   Second Supplemental Indenture to Series 7 Supplement/36/
     4.8.2   Purchase Agreement with respect to collateral securing Series 7 Bonds/37/
       4.9   Series 8 Supplement to Indenture/38/
      4.10   Series 9 Supplement to Indenture/39/
      4.11   Series 10 Supplement to Indenture/40/
    4.11.1   Second Supplemental Indenture to Series 10 Supplement/41/
    4.11.2   Purchase Agreement with respect to collateral securing Series 10 Bonds/42/
      4.12   Series 11 Supplement to Indenture/43/
    4.12.1   Second Supplemental Indenture to Series 11 Supplement/44/
      4.13   Series 12 Supplement to Indenture/45/
      4.14   Series 13 Supplement to Indenture/46/
      4.15   Series 14 Supplement to Indenture/47/
      4.16   Series 15 Supplement to Indenture/48/
      4.17   Series 16 Supplement to Indenture/49/
      4.18   Series 17 Supplement to Indenture/50/
      4.19   Series 18 Supplement to Indenture/51/
      4.20   Series 19 Supplement to Indenture/52/
    4.20.1   First Supplemental Indenture to Series 19 Supplement/53/
    4.20.2   Purchase Agreement with respect to collateral securing Series 19 Bonds/54/
      4.21   Series 20 Supplement to Indenture/55/
      4.22   Series 21 Supplement to Indenture/56/
    4.22.1   First Supplemental Indenture to Series 21, 22, 23, 24 and 25 Supplements/57/
    4.22.2   Second Supplemental Indenture to Series 21 Supplement/58/
    4.22.3   Purchase Agreement with respect to collateral securing Series 21 Bonds/59/
      4.23   Series 22 Supplement to Indenture/60/
    4.23.1   First Supplemental Indenture to Series 22 Supplement/61/
    4.23.2   Second Supplemental Indenture to Series 22 Supplement/62/
    4.23.3   Purchase Agreement with respect to collateral securing Series 22 Bonds/63/
      4.24   Series 23 Supplement to Indenture/64/
    4.24.1   Second Supplemental Indenture to Series 23 Supplement/65/
    4.24.2   Purchase Agreement with respect to collateral securing Series 23 Bonds/66/
      4.25   Series 24 Supplement to Indenture/67/
    4.25.1   Second Supplemental Indenture to Series 24 Supplement/68/
    4.25.2   Purchase Agreement with respect to collateral securing Series 24 Bonds/69/
      4.26   Series 25 Supplement to Indenture/70/
    4.26.1   Second Supplemental Indenture to Series 25 Supplement/71/
    4.26.2   Purchase Agreement with respect to collateral securing Series 25 Bonds/72/
      4.27   Series 26 Supplement to Indenture/73/
    4.27.1   First Supplemental Indenture to Series 26 Supplement/74/
    4.27.2   Purchase Agreement with respect to collateral securing Series 26 Bonds/75/
      4.28   Series 27 Supplement to Indenture/76/
    4.28.1   First Supplemental Indenture to Series 27 Supplement/77/
    4.28.2   Purchase Agreement with respect to collateral securing Series 27 Bonds/78/
      4.29   Series 28 Supplement to Indenture/79/
    4.29.1   First Supplemental Indenture to Series 28 Supplement/80/
    4.29.2   Purchase Agreement with respect to collateral securing Series 28 Bonds/81/
      4.30   Series 29 Supplement to Indenture/82/
    4.30.1   First Supplemental Indenture to Series 29 Supplement/83/
    4.30.2   Purchase Agreement with respect to collateral securing Series 29 Bonds/84/
      4.31   Series 30 Supplement to Indenture/85/

EXHIBIT NO.
    4.31.1   First Supplemental Indenture to Series 30 Supplement/86/
    4.31.2   Purchase Agreement with respect to collateral securing Series 30 Bonds/87/
      4.32   Series 31 Supplement to Indenture/88/
    4.32.1   First Supplemental Indenture to Series 31 Supplement/89/
    4.32.2   Purchase Agreement with respect to collateral securing Series 31 Bonds/90/
      4.33   Series 32 Supplement to Indenture/91/
      4.34   Series 33 Supplement to Indenture/92/
      4.35   First Amendment to Purchase Agreements/93/
      4.36   Form of Guaranty Agreement with respect to Single-Family (Level Payment)
               Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)/94/
      4.37   Form of Guaranty Agreement with respect to Graduated Payment Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)/95/
      4.38   Contractual Provisions of Mortgage-Backed Securities Guide for GNMA II
               Program (Constituting the Guaranty Agreement for GNMA II Program)/96/
      4.39   Form of FNMA Pool Purchase Contract/97/
      4.40   Trust Indenture dated as of November 1, 1981, as amended, between FNMA in its corporate capacity and FNMA, as trustee ("FNMA Indenture")/98/
      4.41   Sixth Supplemental Indenture dated as of May 1, 1985 to FNMA Indenture/99/
      4.42   Agreement to Purchase Conventional Home Mortgages and to Sell Mortgage Participation Certif-
               icates between FHLMC and FHLMC Seller-Servicer/100/
      4.43   Agreement to Guarantee Timely Payment of Scheduled Principal between FHLMC and FHLMC
               Seller-Servicer/101/
      4.44   FHLMC Mortgage Participation Certificate Agreement/102/
      4.45   Guaranty between the Mortgage Company and the Trustee/103/
      4.46   Letter Agreement among RHI, the Mortgage Company and the Company/104/
      10.1   Form of Participation Agreement/105/
      10.2   Form of Funding Agreement/106/
      10.3   Agreement among the Company, Mellon National Corporation ("Mellon") and certain of
               Mellon's subsidiaries/107/
      10.4   Form of Guaranteed Investment Contract/108/
      23.1   Consent of KPMG Peat Marwick LLP

---------

     /1/Incorporated by reference to Exhibit 3.1 filed with Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.

     /2/Incorporated by reference to Exhibit 3.2 filed with the Company's
Form 10.

     /3/Incorporated by reference to Exhibit 3.2.1 filed with the Company's Quarterly Report on Form 10-Q for period ended June 30, 1987.

     /4/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on June 29, 1984.

     /5/Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.

     /6/Incorporated by reference to Exhibit 4.5 filed with the Company's Quarterly Report on Form
10-Q for the period ended March 31, 1985.

     /7/Incorporated by reference to Exhibit 4.7 filed with the Company's Registration Statement
No. 33-670 on October 4, 1985.

     /8/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on May 2, 1986.

     /9/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on July 21, 1986.

     /10/Incorporated by reference to Exhibit 4.14 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.

     /11/Incorporated by reference to Exhibit 4.21 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.

     /12/Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.

     /13/Incorporated by reference to Exhibit 4.4 filed with the Company's Current Report on Form 8-K on March 18, 1988.

     /14/Incorporated by reference to Exhibit 4.19 filed with the Company's Current Report on Form 8-K on
October 11, 1988.

     /15/Incorporated by reference to Exhibit 4.1.11 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

     /16/Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on June 29, 1984.

     /17/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

     /18/Incorporated by reference to Exhibit 4.1.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.

     /19/Incorporated by reference to Exhibit 4.3 filed with the Company's Quarterly Report on Form
10-Q for the period ended September 30, 1984.

     /20/Incorporated by reference to Exhibit 4.6 filed with the Company's Quarterly Report on Form
10-Q for the period ended March 31, 1985.

     /21/Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on October 11, 1988.

     /22/Incorporated by reference to Exhibit 4.2.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.

     /23/Incorporated by reference to Exhibit 4.3.4 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.

     /24/Incorporated by reference to Exhibit 4.8.1 filed with Registration Statement No. 33-670 on October 4, 1985.

     /25/Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on October 11, 1988.

     /26/Incorporated by reference to Exhibit 4.3.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.

     /27/Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on May 2, 1986.

     /28/Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on May 2, 1986.

     /29/Incorporated by reference to Exhibit 4.24 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.

     /30/Incorporated by reference to Exhibit 4.4 filed with the Company's Current Report on Form 8-K on October 11, 1988.

     /31/Incorporated by reference to Exhibit 4.4.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.

     /32/Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on July 21, 1986.

     /33/Incorporated by reference to Exhibit 4.25 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.

     /34/Incorporated by reference to Exhibit 4.15 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.

     /35/Incorporated by reference to Exhibit 4.16 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.

     /36/Incorporated by reference to Exhibit 4.5 filed with the Company's Current Report on Form 8-K on October 11, 1988.

     /37/Incorporated by reference to Exhibit 4.5.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.

     /38/Incorporated by reference to Exhibit 4.17 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
     /39/Incorporated by reference to Exhibit 4.18 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
     /40/Incorporated by reference to Exhibit 4.19 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
     /41/Incorporated by reference to Exhibit 4.6 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /42/Incorporated by reference to Exhibit 4.6.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /43/Incorporated by reference to Exhibit 4.20 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
     /44/Incorporated by reference to Exhibit 4.25.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.
     /45/Incorporated by reference to Exhibit 4.22 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
     /46/Incorporated by reference to Exhibit 4.23 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
     /47/Incorporated by reference to Exhibit 4.26 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.
     /48/Incorporated by reference to Exhibit 4.27 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.
     /49/Incorporated by reference to Exhibit 4.28 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.
     /50/Incorporated by reference to Exhibit 4.29 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.
     /51/Incorporated by reference to Exhibit 4.30 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.
     /52/Incorporated by reference to Exhibit 4.31 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1987.
     /53/Incorporated by reference to Exhibit 4.7 filed with the Company's Current Report on Form 8-K on October 11, 1988.
     /54/Incorporated by reference to Exhibit 4.7.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /55/Incorporated by reference to Exhibit 4.32 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1987.
     /56/Incorporated by reference to Exhibit 4.34 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.
     /57/Incorporated by reference to Exhibit 4.5 filed with the Company's Current Report on Form 8-K on March 18, 1988.
     /58/Incorporated by reference to Exhibit 4.8 filed with the Company's Current Report on Form 8-K on October 11, 1988.
     /59/Incorporated by reference to Exhibit 4.8.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /60/Incorporated by reference to Exhibit 4.35 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
     /61/Incorporated by reference to Exhibit 4.36 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
     /62/Incorporated by reference to Exhibit 4.9 filed with the Company's Current Report on Form 8-K on October 11, 1988.
     /63/Incorporated by reference to Exhibit 4.9.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /64/Incorporated by reference to Exhibit 4.37 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.

     /65/Incorporated by reference to Exhibit 4.10 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /66/Incorporated by reference to Exhibit 4.10.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /67/Incorporated by reference to Exhibit 4.38 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
     /68/Incorporated by reference to Exhibit 4.11 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /69/Incorporated by reference to Exhibit 4.11.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /70/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on March 18, 1988.
     /71/Incorporated by reference to Exhibit 4.12 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /72/Incorporated by reference to Exhibit 4.12.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /73/Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on March 18, 1988.
     /74/Incorporated by reference to Exhibit 4.13 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /75/Incorporated by reference to Exhibit 4.13.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /76/Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on March 18, 1988.
     /77/Incorporated by reference to Exhibit 4.14 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /78/Incorporated by reference to Exhibit 4.14.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /79/Incorporated by reference to Exhibit 4.44 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1988.
     /80/Incorporated by reference to Exhibit 4.15 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /81/Incorporated by reference to Exhibit 4.15.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /82/Incorporated by reference to Exhibit 4.45 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1988.
     /83/Incorporated by reference to Exhibit 4.16 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /84/Incorporated by reference to Exhibit 4.16.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /85/Incorporated by reference to Exibit 4.46 filed with the Company's Quarterly Report on Form
10-Q for the period ended June 30, 1988.
     /86/Incorporated by reference to Exhibit 4.17 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /87/Incorporated by reference to Exhibit 4.17.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /88/Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.
     /89/Incorporated by reference to Exhibit 4.18 filed with the Company's Current Report on Form 8-K on
October 11, 1988.
     /90/Incorporated by reference to Exhibit 4.18.1 filed with the Company's Current Report on Form
8-K on October 11, 1988.
     /91/Incorporated by reference to Exhibit 4.34 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.

     /92/Incorporated by reference to Exhibit 4.34 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
     /93/Incorporated by reference to Exhibit 4.35 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989.
     /94/Incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 2-89611 on February 23, 1984.
     /95/Incorporated by reference to Exhibit 4.4 filed with Registration Statement No. 2-89611 on February 23, 1984.
     /96/Incorporated by reference to Exhibit 4.5 filed with Registration Statement No. 2-89611 on February 23, 1984.
     /97/Incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to Registration Statement No. 2-89611 on April 19, 1984.
     /98/Incorporated by reference to Exhibit 4.9 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
     /99/Incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
     /100/Incorporated by reference to Exhibit 4.15 to Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
     /101/Incorporated by reference to Exhibit 4.16 filed with Registration Statement No. 33-670 on October 4, 1985.
     /102/Incorporated by reference to Exhibit 4.17 filed with Registration Statement No. 33-670 on October 4, 1985.
     /103/Incorporated by reference to Exhibit 4.11 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1984.
     /104/Incorporated by reference to Exhibit 4.19 filed with Registration Statement No. 33-670 on October 4, 1985.
     /105/Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.
     /106/Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.
     /107/Incorporated by reference to Exhibit 10.3 filed with Amendment No. 1 to Registration Statement No. 2-89611 on April 19, 1984.
     /108/Incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 33-670 on October 4, 1985.

(b) Reports on Form 8-K.

     No report on Form 8-K was filed by the Company during the last quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 29, 1996                       RYAN MORTGAGE ACCEPTANCE
                                                  CORPORATION IV

                                                BY..............................
                                                       William J. Inman,
                                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signature                                  Title                                 Date
                   ---------                                  -----                                 ----


 ...............................................  President and Chairman of                      March 29, 1996
               WILLIAM J. INMAN                  the Board of Directors
                                                 (Principal Executive Officer)


 ...............................................  Vice President; Controller;                    March 29, 1996
             PETER J. FITZSIMMONS                Secretary; Director (Principal
                                                 Financial and Accounting Officer)

                                                 Vice President; Director                       March 29, 1996
 ...............................................
                PAUL C. SAVILLE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 29, 1996                       RYAN MORTGAGE ACCEPTANCE
                                                  CORPORATION IV

                                                      /s/ WILLIAM J. INMAN,
                                                BY..............................
                                                       William J. Inman,
                                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signature                                Title                                    Date
                   ---------                                -----                                    ----

             /s/ WILLIAM J. INMAN
 ...............................................  President and Chairman of                      March 29, 1996
               WILLIAM J. INMAN                  the Board of Directors
                                                 (Principal Executive Officer)

           /s/ PETER J. FITZSIMMONS
 ...............................................  Vice President; Controller;                    March 29, 1996
             PETER J. FITZSIMMONS                Secretary; Director (Principal
                                                 Financial and Accounting Officer)

              /s/ PAUL C. SAVILLE                Vice President; Director                       March 29, 1996
 ...............................................
                PAUL C. SAVILLE