Form 10-Q
period 1996-03-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1996-05-15
CIK 740963

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             MARCH 31, 1996
                               -------------------------------------------

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------------

Commission file number                0-11623
                       ---------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
  --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                             25-1460059
   -------------------------          -----------------------------
 (State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)


                   111 Ryan Court  Pittsburgh, PA  15205
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
Yes X  No
   ---    ---

          Number of shares of common stock, $1 par value, outstanding as of May 15, 1996: 1,000

          The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   ---------

                                                                   Pages
                                                                   -----
PART I.    FINANCIAL INFORMATION


  Item 1 - Financial Statements

           Balance Sheets, March 31, 1996
             and December 31, 1995                                   3

           Statements of Operations for the
             three months ended March 31, 1996 and 1995              4

           Statements of Cash Flows for the
             three months ended March 31, 1996 and 1995              5

           Notes to Financial Statements                          6-12

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   13-14


PART II.   OTHER INFORMATION

  Item 1 - Legal Proceedings                                        15

  Item 2 - Changes in Securities                                    15

  Item 3 - Defaults Upon Senior Securities                          15

  Item 4 - Submission of Matters to a Vote of
             Security Holders                                       15

  Item 5 - Other Information                                        15

  Item 6 - Exhibits and Reports on Form 8-K                      15-27


SIGNATURES                                                          28

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                 BALANCE SHEETS

                         (Dollar amounts in thousands)

                                   ---------

                                                    March 31,   December 31,
                                                      1996         1995
                                                   -----------  -------------
          ASSETS                                   (Unaudited)

Cash                                                 $      2      $      2

Funds held by Trustee (Note 3)                          5,246         2,534

Receivables on mortgage-backed securities
  (Note 2)                                              3,310         2,398

Receivables from affiliates                               337           141

Investments in mortgage-backed securities,
  plus net premium of $110 and $127
  (Note 3)                                             91,282        97,771

Deferred bond issue costs                               1,640         1,719

Other assets                                               55            47
                                                     --------      --------

                                                     $101,872      $104,612
                                                     ========      ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
         Long-term debt (Note 3)                     $ 95,304      $ 98,505
         Accrued interest payable                       2,021         1,573
         Other liabilities                                158           151
                                                     --------      --------

                                                       97,483       100,229
                                                     --------      --------
Contingent liabilities (Note 3)

Shareholder's equity:
         Common stock, $1.00 par value: 50,000
          shares authorized, 1,000 shares issued
          and outstanding                                   1             1
         Additional paid-in capital                     4,309         4,309
         Retained earnings                                 79            73
                                                     --------      --------

                                                        4,389         4,383
                                                     --------      --------

                                                     $101,872      $104,612
                                                     ========      ========

                             See Notes - Pages 6-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)

                                   ---------


                                                   Three Months Ended
                                                         March 31,
                                                ------------------------
                                                   1996          1995
                                                -----------  -----------
                                                (Unaudited)  (Unaudited)

Revenues:
         Interest income                            $2,181      $ 2,572

         Adjustment/Accretion of net premium
          on mortgage-backed securities                (17)         129

         Bond administration fee                         6            7

         Income maintenance allowance (to)
          from parent (Note 4)                         198       (2,011)
                                                    ------      -------

                                                     2,368          697
                                                    ------      -------

Expenses:
         Interest expense                            2,162        2,537

         Adjustment/Amortization of deferred
          bond issue costs                              78         (927)

         Adjustment/Amortization of bond                75         (948)
          discounts

         Interest on advances to
          affiliates                                    (3)         (13)

         Other financial and administrative             50           41
                                                    ------      -------

                                                     2,362          690
                                                    ------      -------

              Income before income taxes                 6            7

Income tax provision                                     -            -
                                                    ------      -------

              Net Income                                 6            7
                                                    ======      =======




                             See Notes - Pages 6-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)

                                   ---------


                                                       Three Months Ended
                                                             March 31,
                                                    ------------------------
                                                       1996          1995
                                                    ----------   -----------
                                                    (Unaudited)  (Unaudited)
Operating Activities:
  Net Income                                           $     6      $     7
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
    Adjustment/Accretion of net premium on
     mortgage-backed securities                             17         (130)
    Adjustment/Amortization of deferred bond
     issue costs                                            78         (926)
    Adjustment/Amortization of bond discounts               75         (948)
    Change in interest receivable on mortgage-
     backed securities                                      42           27
    Interest accrued and added to bond principal           346          664
    Change in other assets                                  (8)          15
    Change in accrued interest payable                     448          (66)
    Change in accrued liabilities                            7           (1)
                                                       -------      -------
         Net cash provided (used) by Operating
          Activities                                     1,011       (1,358)
                                                       -------      -------

Investing Activities:
  (Increase) decrease in funds held by Trustee          (2,712)         553
  Principal payments on mortgage-backed
    securities                                           5,519        3,642
                                                       -------      -------
     Net cash provided by Investing Activities           2,807        4,195
                                                       -------      -------

Financing Activities:
  Redemption of bonds                                   (3,622)      (4,744)
  Net changes in advances from affiliates                 (196)       1,907
                                                       -------      -------
    Net cash used by Financing Activities               (3,818)      (2,837)
                                                       -------      -------


         Increase in cash                                    -            -
         Cash at beginning of period                         2            2
                                                       -------      -------
         Cash at end of period                         $     2      $     2
                                                       =======      =======

Supplemental disclosure of Cash Flow
  Information:  Interest paid                          $ 1,368      $ 1,939
                                                       =======      =======




                             See Notes - Pages 6-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1996

                         (Dollar amounts in thousands)

                                   ---------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q include all adjustments which management considers necessary for a fair presentation of the results of the interim periods presented. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1995.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of March 1996 and December 1995, respectively.

3. Long-term debt at March 31, 1996 consists of the following series of Mortgage-Collateralized Bonds:



    Series    Class   Rate %    Principal Amount   Stated Maturity
    ------    -----   ------    ----------------  -----------------
      3         3-F    11.20        $ 6,574        September 1, 2015

      4         4-Z     9.45          6,275        April 1, 2016

      5         5-Z     8.90         18,422        June 1, 2016

      6         6-Z     9.00         15,771        August 1, 2016

      7         7-Z     9.40          2,720        August 1, 2016


                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   ---------

3.    continued:


     Series       Class       Rate %   Principal Amount    Stated Maturity
     ------       -----       ------   ----------------    ---------------
        8          8-C         9.00        $    64          September 1, 2007
                   8-Z         9.00         14,577          September 1, 2016

        9          9-B         9.375           728          September 1, 2016

       10         10-Z         9.450         5,492          October 1, 2016

       11         11-C         8.875           228          October 1, 2007
                  11-Z         9.000        15,833          October 1, 2016

       12         12-C         9.250         1,921          November 1, 2016

       13         13-B         9.00          6,829          November 1, 2016

       14         14-B         9.125         1,273          December 1, 2016

       15         15-B         9.000         3,519          March 1, 2014
                  15-Z         9.000         1,132          December 1, 2016

       16         16-B         9.000         5,809          April 1, 2015
                  16-Z         8.875         1,094          January 1, 2017

       17         17-B         8.50          1,277          February 1, 2017




                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   ---------

3.    continued:


     Series       Class       Rate %   Principal Amount    Stated Maturity
     ------       -----       ------   ----------------    ---------------
       18         18-B         8.375      $    609          March 1, 2017

       19         19-B         8.250         1,747          May 1, 2017

       20         20-B         8.00          7,975          May 1, 2017
                                            ------
                                          $119,869


                 Less: Bonds pertaining
                     to the sale to RMI
                     as described on the
                     following page        (22,808)

                 Less: Discounts            (1,757)
                                           --------

                                           $ 95,304
                                           ========



                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   ---------

3.   continued:

On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the "Indenture"), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In accordance with FASB Technical Bulletin 85-2, "Accounting for Collateralized Mortgage Obligations", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. During the first quarter of 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 21 through 31, on February 10, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, and on October 20, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 2.

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

                                   ---------

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

Class or Series                           Date
- --------------                            ----

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

                                   ---------
3.   continued:

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

5. Pursuant to the terms of the Indenture, the Company intends to redeem its GNMA-Collateralized Bonds, Series 5, during the second quarter of 1996. In addition, the Company will redeem, at INVG's request, its GNMA-Collateralized Bonds, Series 3, during the second quarter of 1996.



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

     Interest income for the three months ended March 31, 1996 decreased $391 compared to the three months ended March 31, 1995. This decrease was due to principal payments on mortgage-backed securities. Interest expense for the three months ended March 31, 1996 decreased $375 compared to the three months ended March 31, 1995. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the three months ended March 31, 1996 and March 31, 1995 are due to a change in the estimates of prepayment speed on the mortgage-backed securities between periods. No other revenue or expense item changes are deemed significant.

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

          Omitted pursuant to General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Omitted pursuant to General Instruction H.

Item 5.   Other Information.
          ------------------

          Subsequent Event.
          -----------------

          Pursuant to the terms of the Indenture, the Company intends to redeem its GNMA-Collateralized Bonds, Series 5, during the second quarter of 1996. In addition, the Company will redeem, at the request of INVG Mortgage Securities Corp., its GNMA-Collateralized Bonds, Series 3, during the second quarter of 1996.

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a)  Exhibits, continued

               10.3                            Agreement among the Company, Mellon National Corporation
                                               ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4                            Form of Guaranteed Investment Contract/108/

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended March 31, 1996.
____________________________________

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



                                  RYAN MORTGAGE ACCEPTANCE CORPORATION IV


        May 15, 1996              By: /s/ William J. Inman
- ----------------------------          -------------------------------------
            Date William J. Inman, President and Chairman of the Board of Directors (Duly Authorized Officer)



        May 15, 1996              By: /s/ Peter J. Fitzsimmons
- ----------------------------          -------------------------------------
            Date                      Peter J. Fitzsimmons, Vice President;
                                      Controller; Secretary; Director
                                      (Principal Financial and Accounting
                                      Officer)