Form 10-Q
period 1996-06-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1996-08-13
CIK 740963

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             June 30, 1996
                               -------------------------------------------

                                       OR

        { }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------------

Commission file number                0-11623
                       ---------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
- ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                25-1460059
- ------------------------------------     ----------------------------------
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

                        111 Ryan Court  Pittsburgh, PA  15205
- --------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (412) 276-4225
- --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   ----  ----

          Number of shares of common stock, $1 par value, outstanding as of August 14, 1996: 1,000

          The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X
                                   ---------


                                                                        Pages
                                                                        -----
PART I.    FINANCIAL INFORMATION

  Item 1 - Financial Statements

Balance Sheets, June 30, 1996
 and December 31, 1995                                                    3

Statements of Operations for the
 three months ended June 30, 1996 and 1995                                4

Statements of Operations for the
 six months ended June 30, 1996 and 1995                                  5

Statements of Cash Flows for the
 six months ended June 30, 1996 and 1995                                  6

Notes to Financial Statements                                          7-12

  Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                  13-14


PART II.  OTHER INFORMATION

 Item 1 - Legal Proceedings                                              15

 Item 2 - Changes in Securities                                          15

 Item 3 - Defaults Upon Senior Securities                                15

 Item 4 - Submission of Matters to a Vote of
          Security Holders                                               15

 Item 5 - Other Information                                              15

 Item 6 - Exhibits and Reports on Form 8-K                            15-27

SIGNATURES                                                               28


                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                 BALANCE SHEETS

                         (Dollar amounts in thousands)

                                               June 30,   December 31,
                                                 1996         1995
                                               --------   -------------
         ASSETS                               (Unaudited)

Cash                                             $     2      $      2

Funds held by Trustee (Note 3)                     3,908         2,534

Receivables on mortgage-backed securities
  (Note 2)                                         1,572         2,398

Receivables from affiliates                          193           141

Investments in mortgage-backed securities
  available-for-sale (amortized cost of
  $69,612 and -, net of discount of $225
  and -)                                          71,144             -

Investments in mortgage-backed securities
  held-to-maturity, net of premium
  of - and $127                                        -        97,771

Deferred bond issue costs                          1,386         1,719

Other assets                                          32            47
                                                 -------      --------

                                                 $78,237      $104,612
                                                 =======      ========

     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
     Long-term debt (Note 3)                     $71,613      $ 98,505
     Accrued interest payable                      1,628         1,573
     Deferred income taxes                           629             -
     Other liabilities                               147           151
                                                 -------      --------

                                                  74,017       100,229
                                                 -------      --------
Contingent liabilities (Note 3)

Shareholder's equity:
     Common stock, $1.00 par value: 50,000
      shares authorized, 1,000 shares issued
      and outstanding                                  1             1
     Additional paid-in capital                    3,229         4,309
     Retained earnings (including
     unrealized gain on securities available-
     for-sale of $905 and -, net of income
     taxes)                                          990            73
                                                 -------      --------

                                                   4,220         4,383
                                                 -------      --------

                                                 $78,237      $104,612
                                                 =======      ========

                             See Notes - Pages 7-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)


                                                 Three Months Ended
                                                      June 30,
                                              ------------------------
                                                 1996         1995
                                              ----------   ----------
                                              (Unaudited)  (Unaudited)

Revenues:
     Interest income                              $1,898       $2,504

     Adjustment/accretion of net premium
      on mortgage-backed securities                  (17)         (17)

     Bond administration fee                           6            6

     Gain on sale of mortgage-backed
      securities                                     604            -

     Income maintenance allowance (to)
      from parent (Note 4)                          (216)         114
                                                  ------       ------

                                                   2,275        2,607
                                                  ------       ------

Expenses:
     Interest expense                              1,767        2,472

     Adjustment/amortization of deferred
      bond issue costs                               111           53

     Adjustment/amortization of bond
      discounts                                      106           55

     Interest on advances to
      affiliates                                      (8)         (12)

     Other financial and administrative               54           33
                                                  ------       ------

                                                   2,030        2,601
                                                  ------       ------

          Income before income taxes
           and extraordinary item                    245            6

Income tax provision                                  95            -
                                                  ------       ------

          Income before extraordinary item           150            6

Extraordinary item:
     Loss on retirement of bonds
     net of income tax effect of $95 and -           143            -
                                                  ------       ------

Net Income                                        $    7       $    6
                                                  ======       ======

                             See Notes - Pages 7-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)

                                                    Six Months Ended
                                                        June 30,
                                              --------------------------
                                                 1996          1995
                                              -----------   ------------
                                              (Unaudited)     (Unaudited)

Revenues:
     Interest income                              $4,079            $ 5,076

     Adjustment/accretion of net premium
      on mortgage-backed securities                  (34)               112

     Bond administration fee                          12                 13

     Gain on sale of mortgage-backed
      securities                                     604                  -

     Income maintenance allowance to
      parent (Note 4)                                (18)            (1,897)
                                                  ------            -------

                                                   4,643              3,304
                                                  ------            -------

Expenses:
     Interest expense                              3,929              5,009

     Adjustment/amortization of deferred
      bond issue costs                               189               (874)

     Adjustment/amortization of bond
      discounts                                      181               (893)

     Interest on advances to affiliates              (11)               (25)

     Other financial and administrative              104                 74
                                                  ------            -------

                                                   4,392              3,291
                                                  ------            -------

          Income before income taxes
           and extraordinary item                    251                 13

Income tax provision                                  95                  -
                                                  ------            -------

          Income before extraordinary item           156                 13

Extraordinary item:
     Loss on retirement of bonds
     net of income tax effect of
     $95 and -                                       143                  -
                                                  ------            -------

Net Income                                        $   13            $    13
                                                  ======            =======

                             See Notes - Pages 7-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)

                                   --------
                                                               Six Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               1996           1995
                                                           (Unaudited)     (Unaudited)
Operating Activities:
  Net Income                                                $     13      $    13
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Gain on sale of mortgage-backed securities                   (604)           -
   Loss on retirement of bonds                                   238            -
    Adjustment/accretion of net premium on
     mortgage-backed securities                                   34         (112)
    Adjustment/amortization of deferred bond
     issue costs                                                 189         (874)
    Adjustment/amortization of bond discounts                    181         (893)
    Change in interest receivable on mortgage-
     backed securities                                           212           50
    Interest accrued and added to bond principal                 395        1,343
    Change in other assets                                        15            2
    Change in accrued interest payable                            55         (108)
    Change in accrued liabilities                                 (4)         (30)
                                                            --------      -------
     Net cash provided (used) by Operating
      Activities                                                 724         (609)
                                                            --------      -------

Investing Activities:
  (Increase) decrease in funds held by Trustee                (1,374)         362
  Principal payments on mortgage-backed
    securities                                                11,530        6,771
  Proceeds on sale of mortgage-backed securities              17,814            -
                                                            --------      -------
     Net cash provided by Investing Activities                27,970        7,133
                                                            --------      -------

Financing Activities:
  Redemption of bonds                                        (27,562)      (8,353)
  Net changes in advances from affiliates                        (52)       1,829
  Return of capital to parent                                 (1,080)           -
                                                            --------      -------
    Net cash used by Financing Activities                    (28,694)      (6,524)
                                                            --------      -------


     Increase in cash                                              -            -
     Cash at beginning of period                                   2            2
                                                            --------      -------
     Cash at end of period                                  $      2      $     2
                                                            ========      =======

Supplemental disclosure of Cash Flow
  Information:  Interest paid                               $  1,368      $ 3,307
                                                            ========      =======

Supplemental disclosure of non cash flow financing activities:

                Unrealized gain on available
                  for sale securities                          1,534            -
                                                            ========      =======

                             See Notes - Pages 7-12

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996

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

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of June 1996 and December 1995, respectively.

3. Long-term debt at June 30, 1996 consists of the following series of Mortgage-Collateralized Bonds:



     Series      Class        Rate %   Principal Amount    Stated Maturity
     ------      -----        ------   ----------------    ---------------

       4          4-Z          9.45          5,965         April 1, 2016

       6          6-Z          9.00         14,918         August 1, 2016

       7          7-Z          9.40          2,620         August 1, 2016

       8          8-Z          9.00         13,414         September 1, 2016

       9          9-B          9.375            645        September 1, 2016

      10         10-Z          9.450          5,081        October 1, 2016

      11         11-Z          9.000         15,003        October 1, 2016

      12         12-C          9.250          1,765        November 1, 2016

      13         13-B          9.00           6,222        November 1, 2016

      14         14-B          9.125          1,244        December 1, 2016

      15         15-B          9.000          3,277        March 1, 2014
                 15-Z          9.000          1,158        December 1, 2016

      16         16-B          9.000          5,206        April 1, 2015
                 16-Z          8.875          1,118        January 1, 2017

      17         17-B          8.50           1,270        February 1, 2017


                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)
3.    continued:



    Series       Class      Rate %    Principal Amount      Stated Maturity
    ------       -----      ------    ----------------      ---------------
      18         18-B        8.375        $    464          March 1, 2017

      19         19-B        8.250           1,526          May 1, 2017

      20         20-B        8.00            7,466          May 1, 2017
                                            ------
                                          $ 88,362

               Less: Bonds pertaining
                     to the sale to RMI
                     as described on the
                     following page        (15,192)

                 Less: Discounts            (1,557)
                                          --------

                                          $ 71,613
                                          ========






                                   Continued

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the "Indenture"), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In accordance with FASB Technical Bulletin 85-2, "Accounting for Collateralized Mortgage Obligations", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.
During the first quarter of 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 21 through 31, on February 10, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on October 20, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 2, and on June 3, 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 3.

Pursuant to the Indenture, interest is payable quarterly on the Series 4 and Series 6 through 20 Bonds. If a series of Bonds includes a "Z" class, interest on the Bonds of such class will accrue (and be added to the principal of the Bonds of such class) and will not be payable until all Bonds of such series having an earlier stated maturity have been fully paid. Subject to the priorities among classes set forth below, the Company is obligated periodically through the application of payments on the underlying collateral and, to the extent funds are available, to make pro rata principal payments on the Series 4 Bonds, the Series 6 through 11 Bonds and Series 14 through 20 Bonds and to redeem the Series 12 and 13 Bonds in principal amounts of $1,000 or multiples thereof.

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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. In conjunction with the retirement of the Series 5 Bonds during the second quarter of 1996 and the sale of the related collateral, the Company has reclassified its mortgage-backed securities as available-for-sale and accordingly, are carried at their fair value. Unrealized net holding gains and losses for the mortgage-backed securities are reported net of income taxes in a separate component of retained earnings until realized. In the case of series of Bonds with respect to which the Company has sold to RMI the underlying collateral subject to the lien of the Indenture, the Company has agreed to exercise such right only upon the request of RMI.



Class or Series                     Date
- ---------------                     ----
Class 4-Z Bonds                     The date on which the Class 4-C Bonds have been fully paid and the outstanding principal amount of the Class 4-Z Bonds is less than 100% of its original principal amount
Class 6-Z Bonds                     The later of August 1, 1996 or the date on which the Class
                                    6-C Bonds are fully paid
Class 7-Z Bonds                     The later of August 2, 2001 or the date on which the Class
                                    7-C Bonds are fully paid
Class 8-Z Bonds                     The later of September 1, 1998 or the date on which the
                                    Class 8-C Bonds are fully paid
Series 9 Bonds                      September 1, 1996
Class 10-Z Bonds                    The later of October 1, 2001 or the date on which the Class
                                    10-C Bonds are fully paid
Class 11-Z Bonds                    The later of October 1, 2001 or the date on which the Class
                                    11-C Bonds are fully paid
Series 12 Bonds                     November 1, 1996
Series 13 Bonds                     November 1, 1996
Series 14 Bonds                     December 1, 1996
Series 15 Bonds                     December 1, 1996
Series 16 Bonds                     January 1, 1997
Series 17 Bonds                     February 1, 1997
Series 18 Bonds                     March 1, 1997
Series 19 Bonds                     May 1, 1997
Series 20 Bonds                     May 1, 1997


                                   Continued

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, and its GNMA-Collateralized Bonds, Series 5, on June 19, 1996.

The Series 6, 8, 11, 13, 15, 16 and 20 Bonds are collateralized by GNMA Certificates, while the Series 4, 7, 9, 10, 12, 14, 17, 18 and 19 Bonds are collateralized by FNMA Certificates.

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

5. Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 6, on August 1, 1996. In addition, the Company redeemed, at INVG's request, its GNMA-Collateralized Bonds, Series 4, on July 1, 1996.

6. All amounts receivable from/payable to affiliates bear interest at an intercompany rate determined by NVRFS. All amounts payable to affiliates are subordinate to the Company's obligations to the holder's of its Bonds. During the second quarter of 1996, $1,080 was distributed to NVRFS as a return of capital.



                                   Continued

                                     PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------

     The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 6, 8 and 11, issued in four classes; Series 12, 15 and 16, issued in three classes; and Series 9, 13, 14, 17, 18 and 20, issued in two classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 4, 7 and 10, issued in four classes; and Series 19, issued in two classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds Series 3, 4, 7, 10 and 19 and Series 21 through 31 (Series 1-3 and Series 21-31 which are no longer outstanding) to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. For purposes of establishing the principal amount of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or (ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. In addition, the Company has established certain reserve amounts in connection with certain series of its Bonds which may be used by the Trustee under the Indenture to pay interest on such series of Bonds to the extent

                                   Continued

                                     PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations, (continued).
         --------------------------

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

     The net premium/discount on the Certificates is amortized using the interest method over the estimated lives of the Certificates. The deferred costs and bond discounts relating to the issuance of the Company's long-term debt are amortized over the estimated lives of the Mortgage-Collateralized Bonds using the interest method. The amounts amortized and accreted during any accounting period do not necessarily correspond to actual cash flow during the same period.

     Interest income for the six months ended June 30, 1996 decreased $997 compared to the six months ended June 30, 1995. This decrease was due to principal payments on mortgage-backed securities. Interest expense for the six months ended June 30, 1996 decreased $1,080 compared to the six months ended June 30, 1995. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the six months ended June 30, 1996 and June 30, 1995 are due to a change in the estimates of prepayment speed on the mortgage-backed securities between periods. No other revenue or expense item changes are deemed significant.

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

          Omitted pursuant to General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Omitted pursuant to General Instruction H.

Item 5.   Other Information.
          ------------------

          Subsequent Event.
          -----------------

          Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 6, on August 1, 1996. In addition, the Company redeemed, at the request of, INVG Mortgage Securities Corp., its GNMA-Collateralized Bonds, Series 4, on July 1, 1996.

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------


          (a) Exhibits, continued

               10.3                            Agreement among the Company, Mellon National Corporation
                                               ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4                            Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K


               No report on Form 8-K was filed by the Company during the quarter ended June 30, 1996.

- ------------------------------------

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



                                 RYAN MORTGAGE ACCEPTANCE CORPORATION IV


          August 14, 1996        By: /s/William J. Inman
- -----------------------------        ---------------------------------------
               Date                  William J. Inman, President and
                                     Chairman of the Board of Directors
                                     (Duly Authorized Officer)



          August 14, 1996             By: /s/Peter J. Fitzsimmons
- ------------------------------            -----------------------------------
               Date                       Peter J. Fitzsimmons, Vice President;
                                          Controller; Secretary; Director
                                          (Principal Financial and Accounting
                                          Officer)