Form 10-Q
period 1996-09-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1996-11-13
CIK 740963

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


           X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        September 30, 1996
                               -------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to________________________


Commission file number                0-11623
                       ---------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
  --------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                25-1460059
  --------------------------------------------------------------------------
  (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

                     111 Ryan Court  Pittsburgh, PA  15205
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

          Number of shares of common stock, $1 par value, outstanding as of November 14, 1996: 1,000

          The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                 BALANCE SHEETS

                         (Dollar amounts in thousands)
                                  ________


                                                September 30,  December 31,
                                                    1996           1995
                                                -------------  -------------
                                                   ASSETS       (Unaudited)

Cash                                                  $     2      $      2

Funds held by Trustee (Note 3)                          2,269         2,534

Receivables on mortgage-backed securities
  (Note 2)                                              1,241         2,398

Receivables from affiliates                               435           141

Investments in mortgage-backed securities
  available-for-sale (amortized cost of
  $53,260 and -, net of premium of $122
  and -)                                               54,473             -

Investments in mortgage-backed securities
  held-to-maturity, net of premium
  of - and $127                                             -        97,771

Deferred bond issue costs                               1,194         1,719

Other assets                                               23            47
                                                      -------      --------
                                                      $59,637      $104,612
                                                      =======      ========

     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
     Long-term debt (Note 3)                          $54,149      $ 98,505
     Accrued interest payable                           1,447         1,573
     Deferred income taxes                                497             -
     Other liabilities                                    152           151
                                                      -------      --------
                                                       56,245       100,229
                                                      -------      --------
Contingent liabilities (Note 3)

Shareholder's equity:
     Common stock, $1.00 par value: 50,000
      shares authorized, 1,000 shares issued
      and outstanding                                       1             1
     Additional paid-in capital                         2,586         4,309
     Retained earnings (including
     unrealized gain on securities
     available-for-sale of $716 and -,
     net of income taxes)                                 805            73
                                                      -------      --------
                                                        3,392         4,383
                                                      -------      --------
                                                      $59,637      $104,612
                                                      =======      ========




                             See Notes - Pages 7-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)


                                                   Three Months Ended
                                                      September 30,
                                               ---------------------------
                                                    1996          1995
                                               --------------  -----------
                                                (Unaudited)    (Unaudited)

Revenues:
     Interest income                                  $1,287       $2,404

     Adjustment/accretion of net premium
      on mortgage-backed securities                       (2)           5

     Bond administration fee                               4            7

     Gain on sale of mortgage-backed
      securities                                         866            -

     Income maintenance allowance
      from parent (Note 4)                               268          168
                                                      ------       ------
                                                       2,423        2,584
                                                      ------       ------

Expenses:
     Interest expense                                  1,446        2,381

     Adjustment/amortization of deferred
      bond issue costs                                    69           72

     Adjustment/amortization of bond
      discounts                                           64           76

     Interest on advances to
      affiliates                                           6            7

     Other financial and administrative                   53           41
                                                      ------       ------
                                                       1,638        2,577
                                                      ------       ------

          Income before income taxes
           and extraordinary item                        785            7

Income tax provision                                     313            -
                                                      ------       ------
          Income before extraordinary item               472            7

Extraordinary item:
     Loss on retirement of bonds
     net of income tax effect of $313 and -              469            -
                                                      ------       ------
Net Income                                            $    3       $    7
                                                      ======       ======

                             See Notes - Pages 7-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)

                                                   Nine Months Ended
                                                     September 30,
                                              --------------------------
                                                   1996         1995
                                              -------------- -----------
                                               (Unaudited)    (Unaudited)

Revenues:
     Interest income                                 $5,366      $ 7,480

     Adjustment/accretion of net premium
      on mortgage-backed securities                     (36)         117

     Bond administration fee                             16           20

     Gain on sale of mortgage-backed
      securities                                      1,470            -

     Income maintenance allowance from
      (to) parent (Note 4)                              250       (1,729)
                                                     ------      -------
                                                      7,066        5,888
                                                     ------      -------

Expenses:
     Interest expense                                 5,375        7,390

     Adjustment/amortization of deferred
      bond issue costs                                  258         (802)

     Adjustment/amortization of bond
      discounts                                         245         (817)

     Interest on advances to affiliates                  (5)         (18)

     Other financial and administrative                 157          115
                                                     ------      -------
                                                      6,030        5,868
                                                     ------      -------

          Income before income taxes
           and extraordinary item                     1,036           20

Income tax provision                                    408            -
                                                     ------      -------

          Income before extraordinary item              628           20

Extraordinary item:
     Loss on retirement of bonds
     net of income tax effect of
     $408 and -                                         612            -
                                                     ------      -------
Net Income                                           $   16      $    20
                                                     ======      =======

                             See Notes - Pages 7-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                    ------------------------------
                                                           1996            1995
                                                    ------------------ -----------
                                                       (Unaudited)      (Unaudited)
Operating Activities:
  Net Income                                                 $     16     $     20
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Gain on sale of mortgage-backed securities                  (1,470)           -
   Loss on retirement of bonds                                  1,020            -
    Adjustment/accretion of net premium on
     mortgage-backed securities                                    36         (117)
    Adjustment/amortization of deferred bond
     issue costs                                                  258         (802)
    Adjustment/amortization of bond discounts                     245         (817)
    Change in interest receivable on mortgage-
     backed securities                                            399           76
    Interest accrued and added to bond principal                  446        1,674
    Change in other assets                                         24            2
    Change in accrued interest payable                           (126)        (175)
    Change in accrued liabilities                                   1          (10)
                                                             --------     --------
     Net cash provided (used) by Operating
      Activities                                                  849         (149)
                                                             --------     --------
Investing Activities:
  (Increase) decrease in funds held by Trustee                    265       (1,023)
  Principal payments on mortgage-backed
    securities                                                 13,981       12,456
  Proceeds on sale of mortgage-backed securities               32,722            -
                                                             --------     --------
     Net cash provided by Investing Activities                 46,968       11,433
                                                             --------     --------

Financing Activities:
  Redemption of bonds                                         (45,800)     (12,897)
  Net changes in receivables from affiliates                     (294)       1,613
  Return of capital to parent                                  (1,723)           -
                                                             --------     --------
    Net cash used by Financing Activities                     (47,817)     (11,284)
                                                             --------     --------


     Increase in cash                                               -            -
     Cash at beginning of period                                    2            2
                                                             --------     --------
     Cash at end of period                                   $      2     $      2
                                                             ========     ========

Supplemental disclosure of Cash Flow
  Information:  Interest paid                                $  5,055     $  5,891
                                                             ========     ========

Supplemental disclosure of non cash flow financing activities:

                Unrealized gain on available
                  for sale securities                           1,213            -
                                                             ========     ========

                             See Notes - Pages 7-12

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996

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

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of September 1996 and December 1995, respectively.

3. Long-term debt at September 30, 1996 consists of the following series of Mortgage-Collateralized Bonds:


     Series   Class    Rate %   Principal Amount    Stated Maturity
     ------   -----    ------   ----------------    ---------------

       7       7-Z     9.40           2,489          August 1, 2016

       8       8-Z     9.00          12,729          September 1, 2016

       9       9-B     9.375            642          September 1, 2016

      10      10-Z     9.450          4,902          October 1, 2016

      11      11-Z     9.000         13,915          October 1, 2016

      12      12-C     9.250          1,688          November 1, 2016

      13      13-B     9.00           5,783          November 1, 2016

      14      14-B     9.125          1,151          December 1, 2016

      15      15-B     9.000          3,022          March 1, 2014

              15-Z     9.000          1,184          December 1, 2016

      16      16-B     9.000          4,975          April 1, 2015

              16-Z     8.875          1,143          January 1, 2017

      17      17-B     8.50           1,168          February 1, 2017


                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)
3.    continued:


     Series  Class     Rate %   Principal Amount  Stated Maturity
     ------  -----     ------   ----------------  ---------------
       18    18-B      8.375       $  371         March 1, 2017

       19    19-B      8.250        1,274         May 1, 2017

       20    20-B      8.00         7,212        May 1, 2017
                                    ------
                                  $63,648

                 Less: Bonds pertaining
                       to the sale to RMI
                       as described on the
                       following page          (8,665)

                 Less: Discounts                 (834)
                                             --------

                                             $ 54,149
                                             ========



                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the "Indenture"), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold to Sperlinga Capital Inc., subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, "Accounting for Collateralized Mortgage Obligations", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. During the first quarter of 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 21 through 31, on February 10, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on October 20, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 2, on June 3, 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 3, and on July 1, 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 4.

Pursuant to the Indenture, interest is payable quarterly on the Series 7 through 20 Bonds. If a series of Bonds includes a "Z" class, interest on the Bonds of such class will accrue (and be added to the principal of the Bonds of such class) and will not be payable until all Bonds of such series having an earlier stated maturity have been fully paid. Subject to the priorities among classes set forth below, the Company is obligated periodically through the application of payments on the underlying collateral and, to the extent funds are available, to make pro rata principal payments on the Series 7 through 11 Bonds and Series 14 through 20 Bonds and to redeem the Series 12 and 13 Bonds in principal amounts of $1,000 or multiples thereof.

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


Class or Series                                               Date
---------------------------------  -----------------------------------------------------------

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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, and its GNMA-Collateralized Bonds, Series 6, on August 1, 1996.

The Series 8, 11, 13, 15, 16 and 20 Bonds are collateralized by GNMA Certificates, while the Series 7, 9, 10, 12, 14, 17, 18 and 19 Bonds are collateralized by FNMA Certificates.

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

5. Pursuant to the terms of the Indenture, the Company redeemed its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, and its GNMA-Collateralized Bonds, Series 13, on November 1, 1996. In addition, pursuant to the terms of the Indenture, the Company intends to redeem its Mortgage-Collateralized Bonds, Series 14 and 15, on December 1, 1996.

6. All amounts receivable from/payable to affiliates bear interest at an intercompany rate determined by NVRFS. All amounts payable to affiliates are subordinate to the Company's obligations to the holder's of its Bonds. During 1996, $1,723 was distributed to NVRFS as a return of capital.



                                   Continued

                                     PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------

     The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 8 and 11, issued in four classes; Series 12, 15 and 16, issued in three classes; and Series 9, 13, 14, 17, 18 and 20, issued in two classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, issued in four classes; and Series 19, issued in two classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds Series 3, 4, 7, 10 and 19 and Series 21 through 31 (Series 1-4 and Series 21-31 which are no longer outstanding) to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3, 4, 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. For purposes of establishing the principal amount of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or (ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. In addition, the Company has established certain reserve amounts in connection with certain series of its Bonds which may be used by the Trustee under the Indenture to pay interest on such series of Bonds to the extent

                                   Continued

                                     PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations, (continued).
         --------------------------

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

     Interest income for the nine months ended September 30, 1996 decreased $2,114 compared to the nine months ended September 30, 1995. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the nine months ended September 30, 1996 decreased $2,015 compared to the nine months ended September 30, 1995. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the nine months ended September 30, 1996 and September 30, 1995 are principally due to a change in the estimates of prepayment speed on the mortgage-backed securities between periods. No other revenue or expense item changes are deemed significant.

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

          Omitted pursuant to General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Omitted pursuant to General Instruction H.

Item 5.   Other Information.
          ------------------

          Subsequent Event.
          -----------------

          Pursuant to the terms of the Indenture, the Company redeemed its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, and its GNMA-Collateralized Bonds, Series 13, on November 1, 1996. In addition, pursuant to the terms of the Indenture, the Company intends to redeem its Mortgage-Collateralized Bonds, Series 14 and 15, on December 1, 1996.

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended September 30, 1996.
____________________________________

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



                                 RYAN MORTGAGE ACCEPTANCE CORPORATION IV


      November 14, 1996            By: /s/ William J. Inman
-----------------------------         ----------------------------------
           Date                       William J. Inman, President and
                                      Chairman of the Board of Directors
                                      (Duly Authorized Officer)



      November 14, 1996             By: /s/ Peter J. Fitzsimmons
-----------------------------          ----------------------------------
            Date                       Peter J. Fitzsimmons, Vice President;
                                       Controller; Secretary; Director
                                       (Principal Financial and Accounting
                                       Officer)