Form 10-K
period 1996-12-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1997-03-27
CIK 740963

                                                               [Conformed Copy]
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1996

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required] For the transition period from
                                to    .             COMMISSION FILE NO. 0-11623

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
            (Exact name of registrant as specified in its charter)

           INCORPORATED IN DELAWARE                              25-1460059
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation or organization)

   100 RYAN COURT, PITTSBURGH, PENNSYLVANIA                        15205
  (Address of principal executive offices)                       (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 276-4225
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $1.00 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE
                         REGISTRANT AT MARCH 28, 1997:
                                     None
        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 28, 1997:
                                 1,000 shares

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

  The Bonds are issued in series pursuant to an Indenture dated as of May 1, 1984, as amended (the "Indenture"), between the Company and The Bank of New York (the "Trustee"), as supplemented by a series supplement with respect to each series of Bonds. Bonds of a series may be secured by GNMA Certificates issued by an affiliate of the Company or another financial institution approved by GNMA as an issuer of GNMA Certificates, FNMA Certificates backed by mortgage loans sold to FNMA and serviced by an affiliate of the Company or another financial institution and FHLMC Certificates backed by mortgage loans sold to FHLMC and serviced by an affiliate of the Company or another financial institution. Such GNMA Certificates, FNMA Certificates and FHLMC Certificates are sold to the Company by the Mortgage Company and pledged by the Company to the Trustee as security for the Bonds of such series. In addition, the Company may enter into funding agreements with the limited purpose finance subsidiaries (the "Finance Companies") of certain home builders and/or financial institutions whereby the Company agrees to loan to a Finance Company a portion of the proceeds of a series of Bonds. Such loans are secured by pledges of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates to the Company, which in turn pledges such Certificates to the Trustee as security for the Bonds of such series. The GNMA Certificates are guaranteed as to payment of principal and interest by the Government National Mortgage Association ("GNMA"), an instrumentality of the United States. The FNMA Certificates are guaranteed as to payment of principal and interest by the Federal National Mortgage Association ("FNMA"), a federally chartered, privately owned corporation. The FHLMC Certificates are guaranteed as to payment of principal and interest by the Federal Home Loan Mortgage Corporation ("FHLMC"), a corporate instrumentality of the United States. As of December 31, 1996, the Company had issued 33 series of Bonds with an aggregate original principal amount of $1,191,475,000.

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

  The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 8 and 11, issued in four classes; Series 16, issued in three classes; and Series 17, 18 and 20, issued in two classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, issued in four classes; and Series 19, issued in two classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold, subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, to RMI in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold, to Sperlinga Capital Inc., subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

  The Bonds are secured by GNMA Certificates which are guaranteed as to payment of principal and interest by GNMA, which guaranty is backed by the full faith and credit of the United States and/or FNMA Certificates which are guaranteed as to full and timely payment of principal and interest by FNMA, a federally chartered, privately owned corporation. For purposes of establishing the principal amount of GNMA Certificates and/or FNMA Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or
(ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. Although the Company does not have and does not expect to have any significant assets other than Certificates owned by the Company, the RMI Notes, notes to the Company from the Finance Companies, GNMA Certificates pledged to the Company as security for such notes and the reserve amounts, all of which are pledged as collateral for the Bonds, the Company believes that such collateral will provide cash sufficient to meet the required payments of principal and interest on such Bonds.

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

  Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996 and its GNMA-Collateralized Bonds, Series 15, on December 1, 1996. In 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 26, 29 and 30, on January 2, 1992, its Mortgage-Collateralized Bonds, Series 21, 22 and 25, on February 3, 1992 and its Mortgage-Collateralized Bonds, Series 23, 24, 27, 28 and 31, on March 2, 1992. In 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on February 10, 1993 and its Mortgage-Collateralized Bonds, Series 2, on October 20, 1993. In 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 3, on June 3, 1996, and its Mortgage-Collateralized Bonds, Series 4, on July 1, 1996. Prior to each redemption date, RMI or INVG deposited with the Trustee the amount of money required to redeem the Bonds to be redeemed on such redemption date. On the day following each such date of deposit, the collateral securing the Bonds to be redeemed was released to RMI or INVG and the Notes relating to such Bonds were cancelled.

  Interest income for the year ended December 31, 1996 decreased $3,344 compared to the year ended December 31, 1995. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities during 1996. Interest expense for the year ended December 31, 1996 decreased $3,591 compared to the year ended December 31, 1995. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the twelve months ended December 31, 1996 and December 31, 1995 are due to a significant change in the estimates of prepayment speed on the mortgage-backed securities during 1995 and the sale of mortgage-backed securities and redemption of bonds during 1996. In conjunction with the sale of mortgage-backed securities and the redemption of bonds during 1996, the Company realized a gain on the sale of mortgage-backed securities, before taxes, of $1,865 and a loss on the retirement of the related bonds, before taxes, of $1,585. No other revenue or expense item changes are deemed significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ryan Mortgage Acceptance Corporation IV:

  We have audited the accompanying balance sheet of Ryan Mortgage Acceptance Corporation IV as of December 31, 1996 and 1995 and the related statements of income and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ryan Mortgage Acceptance Corporation IV as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.
                                                  KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
January 30, 1997

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                                 BALANCE SHEET
                           DECEMBER 31, 1996 AND 1995
              (DOLLAR AMOUNTS IN THOUSANDS, OTHER THAN SHARE DATA)

                                                                1996     1995
                                                               ------- --------
                            ASSETS
Cash.......................................................... $     2 $      2
Funds held by Trustee (note 4)................................     557    2,534
Receivables on mortgage-backed securities (note 3)............     547    2,398
Receivable from affiliates (note 6)...........................     344      141
Investments in mortgage-backed securities available-for-sale
 (amortized cost of $38,791, net of discount of $54)..........  40,101       --
Investments in mortgage-backed securities held to maturity,
 net of premium of $127.......................................      --   97,771
Deferred bond issue costs.....................................     638    1,719
Other assets..................................................       9       47
                                                               ------- --------
                                                               $42,198 $104,612
                                                               ======= ========
             LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Long-term debt (note 4)....................................... $38,464 $ 98,505
Accrued interest payable......................................     682    1,573
Deferred income taxes.........................................     459       --
Other liabilities.............................................     141      151
                                                               ------- --------
                                                                39,746  100,229
                                                               ======= ========
Shareholder's equity:
Common stock, $1.00 par value; 50,000 shares authorized;
 1,000 shares issued and outstanding..........................       1        1
Additional paid-in capital....................................   1,515    4,309
Retained earnings (including unrealized gain on securities
 available-for-sale of $851, net of income taxes at December
 31, 1996)....................................................     936       73
                                                               ------- --------
                                                                 2,452    4,383
                                                               ------- --------
                                                               $42,198 $104,612
                                                               ======= ========

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                   STATEMENT OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                        1996    1995    1994
                                                       ------  ------  -------
Revenues:
  Interest income..................................... $6,432  $9,776  $11,899
  Adjustment/Accretion of net premium on
   mortgage-backed securities, net (note 4)...........    (52)    112     (121)
  Bond administration fee.............................     19      26       25
  Gain on sale of mortgage-backed securities..........  1,865      --       --
  Income maintenance allowance from (to) parent (note
   6).................................................    124  (1,501)   2,018
                                                       ------  ------  -------
                                                        8,388   8,413   13,821
                                                       ------  ------  -------
Expenses:
  Interest expense....................................  6,062   9,653   11,863
  Adjustment/Amortization of deferred bond issue
   costs, net (note 4)................................    299    (698)     882
  Adjustment/Amortization of bond discounts, net (note
   4).................................................    281    (715)     927
  Interest on advances from affiliates (note 6).......      0     (15)     (14)
  Other financial and administrative..................    142     161      193
                                                       ------  ------  -------
                                                        6,784   8,386   13,851
                                                       ------  ------  -------
    Income (loss) before income taxes and
     extraordinary item...............................  1,604      27      (30)
Provision for (recovery of) income taxes..............    562      11      (55)
                                                       ------  ------  -------
    Income before extraordinary item..................  1,042      16       25
Extraordinary item:
  Loss on retirement of bonds (net of $555 income
   taxes).............................................  1,030      --       --
                                                       ------  ------  -------
    Net income........................................     12      16       25
Retained earnings:
    Beginning of year.................................     73      57       32
    Unrealized gain on securities available for sale,
     net of income taxes..............................    851      --       --
                                                       ------  ------  -------
    End of year....................................... $  936  $   73  $    57
                                                       ======  ======  =======

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                            STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                     1996     1995     1994
                                                    -------  -------  -------
Operating Activities:
  Net income....................................... $    12  $    16  $    25
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain on sale of mortgage-backed securities.....  (1,865)      --       --
    Loss on retirement of bonds....................   1,585       --       --
    Amortization of net premium on mortgage-backed
     securities....................................      52     (112)     121
    Amortization of deferred bond issue costs......     299     (698)     882
    Amortization of bond discounts.................     281     (715)     927
    Change in interest receivable on mortgage-
     backed
     securities....................................     509      126      368
    Interest accrued and added to bond principal...   1,180    2,749    5,214
    Change in other assets.........................      38       (8)      13
    Change in accrued interest payable.............    (891)    (266)    (917)
    Change in other liabilities....................     (10)     (13)     (47)
                                                    -------  -------  -------
    Net cash provided by Operating Activities......   1,190    1,079    6,586
                                                    -------  -------  -------
Investing Activities:
  Decrease in funds held by Trustee................   1,977      126    8,769
  Principal payments on mortgage-backed securities.  15,497   16,879   48,977
  Proceeds from sale of mortgage-backed securities.  46,639       --       --
                                                    -------  -------  -------
    Net cash provided by Investing Activities......  64,113   17,005   57,746
                                                    -------  -------  -------
Financing Activities:
  Redemption of bonds.............................. (62,306) (19,504) (62,304)
  Net receipt (repayment) of advances to/from
   affiliates......................................    (203)   1,420   (2,028)
  Return of capital to parent......................  (2,794)      --       --
                                                    -------  -------  -------
    Net cash used by Financing Activities.......... (65,303) (18,084) (64,332)
                                                    -------  -------  -------
      Increase in cash.............................      --       --       --
      Cash at beginning of year....................       2        2        2
                                                    -------  -------  -------
      Cash at end of year.......................... $     2  $     2  $     2
                                                    =======  =======  =======
Supplemental disclosure of cash flow information:
  Interest paid.................................... $ 5,773  $ 7,170  $ 7,566
                                                    =======  =======  =======
Supplemental disclosure of non cash flow financing
 activities:
  Capital Contribution (note 6).................... $    --  $ 3,627  $    --
                                                    =======  =======  =======
  Unrealized gain on available for sale securities
   (note 4)........................................ $ 1,310  $    --  $    --
                                                    =======  =======  =======

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995 AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND
                                     1994
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  In conjunction with the retirement of the Series 5 Bonds during the second quarter of 1996 and the sale of the related collateral, the Company has reclassified its mortgage-backed securities as available-for-sale and accordingly such securities are carried at their fair value. The mortgage-backed securities available-for-sale held by the Company are GNMA and FNMA Certificates (Certificates) reflected on the accompanying balance sheet at their fair value as such certificates serve as collateral for the Company's GNMA and FNMA-Collateralized Bonds. The mortgage-backed securities classified as held-to-maturity in 1995 by the Company were Certificates reflected on the accompanying balance sheet at their amortized cost.

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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(3) RECEIVABLES ON MORTGAGE-BACKED SECURITIES:

  Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of December 1996 and 1995.

(4) LONG-TERM DEBT:

  Long-term debt at December 31, 1996 consists of the following series of Mortgage-Collateralized Bonds:

SERIES       CLASS           RATE%           PRINCIPAL AMOUNT            STATED MATURITY
------       -----           -----           ----------------           -----------------
  7           7-Z             9.40                 2,114                August 1, 2016
  8           8-Z             9.00                12,016                September 1, 2016
  10         10-Z             9.45                 4,190                October 1, 2016
  11         11-Z             9.00                13,081                October 1, 2016
  16         16-B             9.00                 4,464                April 1, 2015
             16-Z            8.875                 1,194                January 1, 2017
                                                 -------
                                                   5,658
                                                 -------
  17         17-B             8.50                   959                February 1, 2017
  18         18-B            8.375                   368                March 1, 2017
  19         19-B             8.25                 1,253                May 1, 2017
  20         20-B             8.00                 7,129                May 1, 2017
                                                 -------
                                                  46,768
             Less: Bonds
                 pertaining
                 to
                 the sale to
                 RMI as
                 described
                 below                            (7,557)
             Less: Discounts                        (747)
                                                 -------
                                                 $38,464
                                                 =======

  On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. (RMI), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the Indenture), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold, to Sperlinga Capital Inc., subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

  Pursuant to the Indenture, interest is payable quarterly on the Bonds. If a series of Bonds includes a "Z" class, interest on the Bonds of such class will accrue (and be added to the principal of the Bonds of such class) and will not be payable until all Bonds of such series having an earlier stated maturity have been fully paid. Subject to the priorities among classes set forth below, the Company is obligated periodically, to the extent funds are available, to make pro rata principal payments on the Bonds. No payment of principal may be made on any Bond of any class of any series until each class of Bonds of such series having an earlier stated maturity has been fully paid.

  The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. In conjunction with the retirement of the Series 5 Bonds during the second quarter of 1996 and the sale of the related collateral, the Company has reclassified its mortgage-backed securities as available-for-sale and, accordingly, such securities are carried at their fair value. Unrealized net holding gains and losses for the mortgage-backed securities are reported net of income taxes in a separate component of retained earnings until realized.

In the case of series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Company has agreed to exercise such right only upon the request of the purchaser.

  CLASS OR SERIES        DATE
  ---------------        ----
 Class 7-Z Bonds  August 1, 2001
 Class 8-Z Bonds  September 1, 1998
 Class 10-Z Bonds October 1, 2001
 Class 11-Z Bonds October 1, 2001
 Series 16 Bonds  January 1, 1997
 Series 17 Bonds  February 1, 1997
 Series 18 Bonds  March 1, 1997
 Series 19 Bonds  May 1, 1997
 Series 20 Bonds  May 1, 1997

  Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996 and its GNMA-Collateralized Bonds, Series 15, on December 1, 1996. Pursuant to the terms of the Indenture, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on February 10, 1993 and its Mortgage-Collateralized Bonds, Series 2, on October 20, 1993. In addition, pursuant to the terms of the Indenture, the Company redeemed, at INVG's request, its GNMA-Collateralized Bonds, Series 3, on June 3, 1996 and its FNMA-Collateralized Bonds, Series 4, on July 1, 1996.

  The Series 1 and 2 Bonds were collateralized by GNMA Certificates and FNMA Certificates, by funding agreements between the Company and limited purpose finance subsidiaries of certain home builders and/or financial institutions and the notes issued pursuant thereto. The Series 3, 5, 6, 8, 11, 13, 15, 16, 20, 32 and 33 Bonds are or were, as the case may be, collateralized by GNMA Certificates, while the Series 4, 7, 9, 10, 12, 14, 17, 18 and 19 Bonds are or were collateralized by FNMA Certificates. In addition, in the case of series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Bonds of each such series are also secured by limited recourse promissory notes of Sperlinga Capital Inc. having payment terms the same as those of the respective outstanding class of the related series of Bonds. The specific collateral pledged for a particular series of Bonds is not available as collateral for any other series.

  The collateral for each of the respective bonds (including those with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture) is held by the Trustee for the benefit of the bondholders. The fair value of mortgage-backed securities at December 31, 1996 and 1995 was $40,101 and $102,845, respectively. Gross unrealized holding gains related to the mortgage-backed securities were $1,310 and $5,074 at December 31, 1996 and 1995, respectively. There were no gross unrealized holding losses related to the mortgage-backed securities at the same respective dates. The portion of the proceeds account established for each series of bonds which is not necessary to make required payments on the bonds of such series will be paid to the Company or, in the case of series of Bonds with respect to which the Company has sold the underlying collateral, to RMI or Sperlinga Capital Inc. Such payments will be made on the first Principal Payment Date for each series.

(5) SALE OF MORTGAGE-BACKED SECURITIES:

  On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA /FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31 to RMI. Such collateral was sold, subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, to RMI in exchange for cash and delivery of limited recourse promissory notes of RMI having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3, 4, 7, 10 and 19. In accordance with FASB Technical Bulletin No. 85-2, "Accounting for Collateralized Mortgage Obligations", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

  Information related to the collateral owned by persons other than the Company and pledged to secure such Bonds as of December 31, 1996 is as follows:

          PRINCIPAL
          BALANCE OF                    RECEIVABLES ON               OUTSTANDING
          MORTGAGE-                       MORTGAGE-                   PRINCIPAL
            BACKED       FUNDS HELD         BACKED                     BALANCE
SERIES    SECURITIES     BY TRUSTEE       SECURITIES       CLASS      OF BONDS
------    ----------     ----------     --------------     -----     -----------
  7         $1,919          $261             $ 22           7-Z        $2,114
  10         4,125            --              110          10-Z         4,190
  19         1,238            37               13          19-B         1,253
            ------          ----             ----                      ------
            $7,282          $298             $145                      $7,557
            ======          ====             ====                      ======

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

  Currently, NVR Finance provides the Company with accounting and administrative services, including services of officers. For such services, the Company paid $19 in 1996, $22 in 1995 and $25 in 1994. NVR Finance acts as servicing agent for the mortgage loans backing certain Certificates owned by the Company and receives a customary servicing fee.

  Pursuant to an arrangement established in connection with the acquisition by NVR L.P. of RHI, the Company may receive payments from, or make payments to, NVRFS in the form of an income maintenance allowance based upon profits or losses generated over the lives of bond series issued prior to June 23, 1987.
                                  ----------

(7) INCOME TAXES


  The total income tax expense (recovery) for each of the years in the three year period ended December 31, 1996 was allocated as follows:

                                                              1996   1995 1994
                                                              -----  ---- ----
  Income from operations..................................... $ 562  $11  $(55)
  Extraordinary item.........................................  (555)  --    --
  Shareholder's equity for the tax effect of net unrealized
   gains on securities
   available-for-sale........................................   459   --    --
                                                              -----  ---  ----
                                                              $ 466  $11  $(55)
                                                              =====  ===  ====

  The provision for (recovery of) income taxes attributable to operations for each of the years in the three year period ended December 31, 1996 consists of the following:

                                                                 1996 1995 1994
                                                                 ---- ---- ----
Current:
  Federal....................................................... $482 $ 9  $(44)
  State.........................................................   80   2   (11)
                                                                 ---- ---  ----
                                                                 $562 $11  $(55)
                                                                 ==== ===  ====

  The tax effects of temporary differences that give rise to deferred income taxes on the Company's consolidated balance sheets consist of the following:

                                                                    DECEMBER 31
                                                                    -----------
                                                                    1996  1995
                                                                    -----------
Deferred Tax Liabilities:
  Mortgage-backed securities available-for-sale.................... $  459$  --

  A reconciliation of income tax expense (recovery) in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes and extraordinary items for each of the years in the three year period ended December 31, 1996 is as follows:

                                                               1996  1995 1994
                                                               ----  ---- ----
Income taxes computed at the Federal statutory rate........... $561  $ 9  $(11)
State income taxes, net of Federal income tax benefit
 (expense)....................................................   52    1    (7)
Other, net....................................................  (51)   1   (37)
                                                               ----  ---  ----
                                                               $562  $11  $(55)
                                                               ====  ===  ====

(8) EVENTS SUBSEQUENT TO BALANCE SHEET DATE (UNAUDITED)

  During the first quarter of 1997, the Company redeemed its Mortgage-Collateralized Bonds, Series 16 and 17, effective on February 1, 1997.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Omitted pursuant to General Instruction J.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                        PAGE(S)
                                                                        -------
 (a)Financial Statements, Schedules and Exhibits.
     (1) Financial Statements.
         Balance Sheet as of December 31, 1996 and 1995..............       5
         Statement of Income and Retained Earnings for the years
          ended
          December 31, 1996, 1995 and 1994...........................       6
         Statement of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994...........................       7
         Notes to Financial Statements...............................    8-12
         Independent Auditors' Report................................       4
     (2) Schedules.
         All schedules are omitted because they are not applicable or the required information is shown in the financial
         statements or the notes thereto.
     (3) Exhibits.

   EXHIBIT NO.
   -----------
     3.1       Restated Certificate of Incorporation of the Company/1/
     3.2       By-Laws of the Company/2/
     3.2.1     Amendment to By-Laws of the Company adopted June 24, 1987/3/
     4.1       Indenture dated as of May 1, 1984 between the Company and
               Trustee/4/
     4.1.1     First Supplemental Indenture to Indenture/5/
     4.1.2     Second Supplemental Indenture to Indenture/6/
     4.1.3     Third Supplemental Indenture to Indenture/7/
     4.1.4     Fourth Supplemental Indenture to Indenture/8/
     4.1.5     Fifth Supplemental Indenture to Indenture/9/
     4.1.6     Sixth Supplemental Indenture to Indenture/10/
     4.1.7     Seventh Supplemental Indenture to Indenture/11/
     4.1.8     Eighth Supplemental Indenture to Indenture/12/
     4.1.9     Ninth Supplemental Indenture to Indenture/13/
     4.1.10    Tenth Supplemental Indenture to Indenture/14/
     4.1.11    Eleventh Supplemental Indenture to Indenture/15/
     4.2       Series 1 Supplement to Indenture/16/
     4.2.1     First Supplemental Indenture to Series 1 Supplement/17/
               Purchase Agreement with respect to collateral securing Series 1
     4.2.2     Bonds/18/
     4.3       Series 2 Supplement to Indenture/19/
     4.3.1     First Supplemental Indenture to Series 2 Supplement/20/
     4.3.2     Second Supplemental Indenture to Series 2 Supplement/21/
     4.3.3     Purchase Agreement with respect to collateral securing Series 2
               Bonds/22/
     4.3.4     Third Supplemental Indenture to Series 2 Supplement/23/
     4.4       Series 3 Supplement to Indenture/24/
     4.4.1     First Supplemental Indenture to Series 3 Supplement/25/
     4.4.2     Purchase Agreement with respect to collateral securing Series 3
               Bonds/26/
     4.5       Series 4 Supplement to Indenture/27/
     4.5.1     First Supplemental Indenture to Series 4 Supplement/28/
     4.5.2     Second Supplemental Indenture to Series 4 Supplement/29/
     4.5.3     Third Supplemental Indenture to Series 4 Supplement/30/
     4.5.4     Purchase Agreement with respect to collateral securing Series 4
               Bonds/31/
     4.6       Series 5 Supplement to Indenture/32/
     4.6.1     First Supplemental Indenture to Series 5, 6, 7, 8, 9, 10 and 11
               Supplements/33/
     4.7       Series 6 Supplement to Indenture/34/
     4.8       Series 7 Supplement to Indenture/35/

   EXHIBIT NO.
   -----------
     4.8.1     Second Supplemental Indenture to Series 7 Supplement/36/
     4.8.2     Purchase Agreement with respect to collateral securing Series 7
               Bonds/37/
     4.9       Series 8 Supplement to Indenture/38/
     4.10      Series 9 Supplement to Indenture/39/
     4.11      Series 10 Supplement to Indenture/40/
     4.11.1    Second Supplemental Indenture to Series 10 Supplement/41/
     4.11.2    Purchase Agreement with respect to collateral securing Series 10
               Bonds/42/
     4.12      Series 11 Supplement to Indenture/43/
     4.12.1    Second Supplemental Indenture to Series 11 Supplement/44/
     4.13      Series 12 Supplement to Indenture/45/
     4.14      Series 13 Supplement to Indenture/46/
     4.15      Series 14 Supplement to Indenture/47/
     4.16      Series 15 Supplement to Indenture/48/
     4.17      Series 16 Supplement to Indenture/49/
     4.18      Series 17 Supplement to Indenture/50/
     4.19      Series 18 Supplement to Indenture/51/
     4.20      Series 19 Supplement to Indenture/52/
     4.20.1    First Supplemental Indenture to Series 19 Supplement/53/
     4.20.2    Purchase Agreement with respect to collateral securing Series 19
               Bonds/54/
     4.21      Series 20 Supplement to Indenture/55/
     4.22      Series 21 Supplement to Indenture/56/
     4.22.1    First Supplemental Indenture to Series 21, 22, 23, 24 and 25
               Supplements/57/
     4.22.2    Second Supplemental Indenture to Series 21 Supplement/58/
     4.22.3    Purchase Agreement with respect to collateral securing Series 21
               Bonds/59/
     4.23      Series 22 Supplement to Indenture/60/
     4.23.1    First Supplemental Indenture to Series 22 Supplement/61/
     4.23.2    Second Supplemental Indenture to Series 22 Supplement/62/
     4.23.3    Purchase Agreement with respect to collateral securing Series 22
               Bonds/63/
     4.24      Series 23 Supplement to Indenture/64/
     4.24.1    Second Supplemental Indenture to Series 23 Supplement/65/
     4.24.2    Purchase Agreement with respect to collateral securing Series 23
               Bonds/66/
     4.25      Series 24 Supplement to Indenture/67/
     4.25.1    Second Supplemental Indenture to Series 24 Supplement/68/
     4.25.2    Purchase Agreement with respect to collateral securing Series 24
               Bonds/69/
     4.26      Series 25 Supplement to Indenture/70/
     4.26.1    Second Supplemental Indenture to Series 25 Supplement/71/
     4.26.2    Purchase Agreement with respect to collateral securing Series 25
               Bonds./72/
     4.27      Series 26 Supplement to Indenture/73/
     4.27.1    First Supplemental Indenture to Series 26 Supplement/74/
     4.27.2    Purchase Agreement with respect to collateral securing Series 26
               Bonds/75/
     4.28      Series 27 Supplement to Indenture/76/
     4.28.1    First Supplemental Indenture to Series 27 Supplement/77/
     4.28.2    Purchase Agreement with respect to collateral securing Series 27
               Bonds/78/
     4.29      Series 28 Supplement to Indenture/79/
     4.29.1    First Supplemental Indenture to Series 28 Supplement/80/
     4.29.2    Purchase Agreement with respect to collateral securing Series 28
               Bonds/81/
     4.30      Series 29 Supplement to Indenture/82/
     4.30.1    First Supplemental Indenture to Series 29 Supplement/83/
     4.30.2    Purchase Agreement with respect to collateral securing Series 29
               Bonds/84/
     4.31      Series 30 Supplement to Indenture/85/
     4.31.1    First Supplemental Indenture to Series 30 Supplement/86/
     4.31.2    Purchase Agreement with respect to collateral securing Series 30
               Bonds/87/

   EXHIBIT NO.
   -----------
     4.32      Series 31 Supplement to Indenture/88/
     4.32.1    First Supplemental Indenture to Series 31 Supplement/89/
     4.32.2    Purchase Agreement with respect to collateral securing Series 31
               Bonds/90/
     4.33      Series 32 Supplement to Indenture/91/
     4.34      Series 33 Supplement to Indenture/92/
     4.35      First Amendment to Purchase Agreements/93/
     4.36      Form of Guaranty Agreement with respect to Single-Family (Level
               Payment) Mortgage-Backed Certificates between GNMA Issuer and
               GNMA (GNMA I)/94/
     4.37      Form of Guaranty Agreement with respect to Graduated Payment
               Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA
               I)/95/
     4.38      Contractual Provisions of Mortgage-Backed Securities Guide for
               GNMA II Program (Constituting the Guaranty Agreement for GNMA II
               Program)/96/
     4.39      Form of FNMA Pool Purchase Contract/97/
     4.40      Trust Indenture dated as of November 1, 1981, as amended,
               between FNMA in its corporate capacity and FNMA, as trustee
               ("FNMA Indenture")/98/
     4.41      Sixth Supplemental Indenture dated as of May 1, 1985 to FNMA
               Indenture/99/
     4.42      Agreement to Purchase Conventional Home Mortgages and to Sell
               Mortgage Participation Certificates between FHLMC and FHLMC
               Seller-Servicer/100/
     4.43      Agreement to Guarantee Timely Payment of Scheduled Principal
               between FHLMC and FHLMC Seller-Servicer/101/
     4.44      FHLMC Mortgage Participation Certificate Agreement/102/
     4.45      Guaranty between the Mortgage Company and the Trustee/103/
     4.46      Letter Agreement among RHI, the Mortgage Company and the
               Company/104/
     10.1      Form of Participation Agreement/105/
     10.2      Form of Funding Agreement/106/
     10.3      Agreement among the Company, Mellon National Corporation
               ("Mellon") and certain of Mellon's subsidiaries/107/
     10.4      Form of Guaranteed Investment Contract/108/
     23.1      Consent of KPMG Peat Marwick LLP

--------
  /1/Incorporated by reference to Exhibit 3.1 filed with Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
  /2/Incorporated by reference to Exhibit 3.2 filed with the Company's Form 10. /3/Incorporated by reference to Exhibit 3.2.1 filed with the Company's
Quarterly Report on Form 10-Q for period ended June 30, 1987.
  /4/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on June 29, 1984.
  /5/Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
  /6/Incorporated by reference to Exhibit 4.5 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1985.
  /7/Incorporated by reference to Exhibit 4.7 filed with the Company's Registration Statement No. 33-670 on October 4, 1985.
  /8/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on May 2, 1986.
  /9/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on July 21, 1986.
  /10/Incorporated by reference to Exhibit 4.14 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.
  /11/Incorporated by reference to Exhibit 4.21 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  /12/Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.

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

(b) Reports on Form 8-K.

  No report on Form 8-K was filed by the Company during the last quarter of 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 1997                      RYAN MORTGAGE ACCEPTANCE
                                           CORPORATION IV

                                                    /s/ William J. Inman
                                          By...................................
                                                    William J. Inman,
                                                        President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                      Title                     Date
            ---------                      -----                     ----



      /s/ William J. Inman         President and Chairman of      March 28, 1997
 .................................  the Board of Directors
        WILLIAM J. INMAN           (Principal Executive Officer)

    /s/ Peter J. Fitzsimmons       Vice President; Controller;    March 28, 1997
 .................................  Secretary; Director (Principal
      PETER J. FITZSIMMONS         Financial and Accounting
                                   Officer)

       /s/ Paul C. Saville         Vice President; Director       March 28, 1997
 .................................
         PAUL C. SAVILLE