Form 10-Q
period 1997-03-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1997-05-15
CIK 740963

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1997
                               --------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to_____________________________


Commission file number                0-11623
                       --------------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                             25-1460059
--------------------------------    -------------------------------------------
 (State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

                   100 Ryan Court  Pittsburgh, PA  15205
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (412) 276-4225
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---   ----

          Number of shares of common stock, $1 par value, outstanding as of May 15, 1997: 1,000

          The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   _________

                                                               Pages
                                                               -----
PART I.    FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Balance Sheets, March 31, 1997
           and December 31, 1996                                  3

          Statements of Operations for the
           three months ended March 31, 1997 and 1996             4

          Statements of Cash Flows for the
           three months ended March 31, 1997 and 1996             5

          Notes to Financial Statements                        6-10

 Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                11-12


PART II.  OTHER INFORMATION

  Item 1 - Legal Proceedings                                     13

  Item 2 - Changes in Securities                                 13

  Item 3 - Defaults Upon Senior Securities                       13

  Item 4 - Submission of Matters to a Vote of
           Security Holders                                      13

  Item 5 - Other Information                                     13

  Item 6 - Exhibits and Reports on Form 8-K                   13-25

SIGNATURES                                                       26

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                 BALANCE SHEETS

                         (Dollar amounts in thousands)
                                  ________


                                                March 31,     December 31,
                                                  1997             1996
                                                ---------     -------------
           ASSETS                              (Unaudited)

Cash                                              $     2       $     2

Funds held by Trustee (Note 3)                      1,330           557

Receivables on mortgage-backed securities
  (Note 2)                                            466           547

Receivables from affiliates                           152           344

Investments in mortgage-backed securities
  available-for-sale (amortized cost of
  $31,134 and $38,791, net of discount of
  $183 and $54)                                    31,888        40,101

Deferred bond issue costs                             398           638

Other assets                                           10             9
                                                  -------       -------

                                                  $34,246       $42,198
                                                  =======       =======

     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
     Long-term debt (Note 3)                      $31,481       $38,464
     Accrued interest payable                         710           682
     Deferred income taxes                            265           459
     Other liabilities                                122           141
                                                  -------       -------

                                                   32,578        39,746
                                                  -------       -------
Contingent liabilities (Note 3)

Shareholder's equity:
     Common stock, $1.00 par value: 50,000
      shares authorized, 1,000 shares issued
     and outstanding                                    1             1
     Additional paid-in capital                     1,089         1,515
     Retained earnings (including
     unrealized gain on securities
     available-for-sale of $489 and $851,
     net of income taxes)                             578           936
                                                  -------       -------

                                                    1,668         2,452
                                                  -------       -------

                                                  $34,246       $42,198
                                                  =======       =======



                             See Notes - Pages 6-10

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)


                                                     Three Months Ended
                                                           March 31,
                                                    ---------------------
                                                     1997           1996
                                                     ----           ----
                                                  (Unaudited)    (Unaudited)

Revenues:
         Interest income                              $  751       $2,181

         Adjustment/accretion of net discount
          on mortgage-backed securities                    1          (17)

         Bond administration fee                           4            6

         Gain on sale of mortgage-backed
          securities                                     237            -

         Income maintenance allowance
          from parent (Note 4)                            45          198
                                                      ------       ------

                                                       1,038        2,368
                                                      ------       ------

Expenses:
         Interest expense                                710        2,162

         Adjustment/amortization of deferred
          bond issue costs                                14           78

         Adjustment/amortization of bond
          discounts                                       22           75

         Interest on advances to
          affiliates                                      (1)          (3)

         Other financial and administrative               26           50
                                                      ------       ------

                                                         771        2,362
                                                      ------       ------

              Income before income taxes
               and extraordinary item                    267            6

Income tax provision                                      92            -
                                                      ------       ------

              Income before extraordinary item           175            6

Extraordinary item:
         Loss on retirement of bonds
         net of income tax effect of $92 and -           171            -
                                                      ------       ------

Net Income                                            $    4       $    6
                                                      ======       ======

                             See Notes - Pages 6-10

                                     PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)
                                   --------

                                                                  Three Months Ended
                                                                       March 31,
                                                                  -------------------
                                                                    1997        1996
                                                                    ----        ----
                                                                 (Unaudited) (Unaudited)
Operating Activities:
  Net Income                                                     $     4      $     6
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Gain on sale of mortgage-backed securities                       (237)           -
   Loss on retirement of bonds                                       263            -
    Adjustment/accretion of net premium on
     mortgage-backed securities                                       (1)          17
    Adjustment/amortization of deferred bond
         issue costs                                                  14           78
    Adjustment/amortization of bond discounts                         22           75
    Change in interest receivable on mortgage-
     backed securities                                                53           42
    Interest accrued and added to bond principal                       -          346
    Change in other assets                                            (1)          (8)
    Change in accrued interest payable                                28          448
    Change in accrued liabilities                                    (19)           7
                                                                 -------      -------
         Net cash provided by Operating Activities                   126        1,011
                                                                 -------      -------

Investing Activities:
  Increase in funds held by Trustee                                 (773)      (2,712)
  Principal payments on mortgage-backed
    securities                                                     1,013        5,519
  Proceeds on sale of mortgage-backed securities                   6,910            -
                                                                 -------      -------
     Net cash provided by Investing Activities                     7,150        2,807
                                                                 -------      -------

Financing Activities:
  Redemption of bonds                                             (7,042)      (3,622)
  Net changes in receivables from affiliates                         192         (196)
  Return of capital to parent                                       (426)           -
                                                                 -------      -------
    Net cash used by Financing Activities                         (7,276)      (3,818)
                                                                 -------      -------


         Increase in cash                                              -            -
         Cash at beginning of period                                   2            2
                                                                 -------      -------
         Cash at end of period                                   $     2      $     2
                                                                 =======      =======

Supplemental disclosure of Cash Flow
  Information:

                  Interest paid                                  $   682      $ 1,368
                                                                 =======      =======

Supplemental disclosure of non cash flow financing activities:

              Change in unrealized gain on
                    available for sale securities                   (556)           -
                                                                 =======      =======

                             See Notes - Pages 6-10

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997

                         (Dollar amounts in thousands)

                                   --------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q include all adjustments which management considers necessary for a fair presentation of the results of the interim periods presented. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1996.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of March 1997 and December 1996, respectively.

3. Long-term debt at March 31, 1997 consists of the following series of Mortgage-Collateralized Bonds:


         Series      Class  Rate % Principal Amount    Stated Maturity
         ------      -----  ------ ----------------    ---------------
           7         7-Z    9.40        1,886           August 1, 2016

           8         8-Z    9.00       11,632           September 1, 2016

          10        10-Z    9.450       4,190           October 1, 2016

          11        11-Z    9.000      13,081           October 1, 2016

          18        18-B    8.375         365           March 1, 2017

          19        19-B    8.250       1,231           May 1, 2017

          20        20-B    8.00        7,091           May 1, 2017
                                       ------
                                     $ 39,476

                 Less: Bonds pertaining
                     to the sale to RMI
                     as described on the
                     following page        (7,307)

                 Less: Discounts             (688)
                                         --------

                                         $ 31,481
                                         ========

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

Pursuant to the Indenture, interest is payable quarterly on the Bonds. If a series of Bonds includes a "Z" class, interest on the Bonds of such class will accrue (and be added to the principal of the Bonds of such class) and will not be payable until all Bonds of such series having an earlier stated maturity have been fully paid. However, with respect to each series of Bonds currently outstanding which includes a "Z" class, there are no other classes outstanding. Subject to the priorities among classes set forth below, the Company is obligated periodically through the application of payments on the underlying collateral and, to the extent funds are available, to make pro rata principal payments on the Bonds.

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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. Mortgage-backed securities are classified as available-for-sale and accordingly, are carried at their fair value. Unrealized net holding gains and losses for the mortgage-backed securities are reported net of income taxes in a separate component of retained earnings until realized. In the case of series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Company has agreed to exercise such right only upon the request of the purchaser.

Class or Series           Date
------------------  -----------------

Class 7-Z Bonds     August 1, 2001
Class 8-Z Bonds     September 1, 1998
Class 10-Z Bonds    October 1, 2001
Class 11-Z Bonds    October 1, 2001
Series 18 Bonds     March 1, 1997
Series 19 Bonds     May 1, 1997
Series 20 Bonds     May 1, 1997




                                   Continued

                                      PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, and its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997.

The Series 8, 11 and 20 Bonds are collateralized by GNMA Certificates, while the Series 7, 10, 18 and 19 Bonds are collateralized by FNMA Certificates.

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

5. All amounts receivable from/payable to affiliates bear interest at an intercompany rate determined by NVRFS. All amounts payable to affiliates are subordinate to the Company's obligations to the holder's of its Bonds. During 1997, $426 was distributed to NVRFS as a return of capital.

6. Pursuant to the terms of the Indenture, the Company redeemed its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997. In addition, pursuant to the terms of the Indenture, the Company redeemed, at Sperlinga Capital Inc.'s request, its FNMA-Collateralized Bonds, Series 19, on May 1, 1997.



                                   Continued

                                     PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------

     The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 8 and 11, issued in four classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, issued in four classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds Series 3, 4, 7, 10 and 19 and Series 21 through 31 (Series 1-4 and Series 21-31 which are no longer outstanding) to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3, 4, 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. For purposes of establishing the principal amount of GNMA and/or FNMA Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or (ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. Although the Company does not have and does not expect to have any significant assets other than Certificates owned by the Company, the RMI Notes, notes to the Company from limited purpose finance subsidiaries of certain home builders and/or financial institutions, GNMA Certificates pledged to the Company as security for such notes and the reserve amounts, all of which are pledged as collateral for the Bonds, the Company believes that such collateral will provide cash sufficient to meet the required payments of principal and interest on such Bonds.

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

     Interest income for the three months ended March 31, 1997 decreased $1,430 compared to the three months ended March 31, 1996. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the three months ended March 31, 1997 decreased $1,452 compared to the three months ended March 31, 1996. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the three months ended March 31, 1997 and March 31, 1996 are principally due to the sale of mortgage-backed securities and redemption of bonds during 1996. No other revenue or expense item changes are deemed significant.

     The Company commenced operations in May 1984 and was organized to facilitate the financing of long term residential mortgage loans. The Company does not engage in any business or investment activities other than issuing and selling GNMA/FNMA-Collateralized Bonds, Mortgage-Collateralized Bonds and bonds backed by mortgage loans or other types of mortgage-related securities and acquiring, owning, holding, pledging and dealing with GNMA Certificates, FNMA Certificates, mortgage loans and other mortgage-related securities. The Company does not consider period-to-period comparisons of its financial position to be meaningful.



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

          Omitted pursuant to General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Omitted pursuant to General Instruction H.

Item 5.   Other Information.
          ------------------

          Subsequent Event.
          -----------------

          Pursuant to the terms of the Indenture, the Company redeemed its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997. In addition, pursuant to the terms of the Indenture, the Company redeemed, at Sperlinga Capital Inc.'s request, its FNMA-Collateralized Bonds, Series 19, on May 1, 1997.

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

               4.3.3 Purchase Agreement with respect to collateral securing Series 2 Bonds/22 /

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended March 31, 1997.
____________________________________

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



                             RYAN MORTGAGE ACCEPTANCE CORPORATION IV


       May 15, 1997          By: /s/William J. Inman
-------------------------        -----------------------------------
          Date                   William J. Inman, President and
                                 Chairman of the Board of Directors
                                 (Duly Authorized Officer)



       May 15, 1997          By: /s/Peter J. Fitzsimmons
---------------------------      -----------------------------------
          Date                   Peter J. Fitzsimmons, Vice President;
                                 Controller; Secretary; Director
                                 (Principal Financial and Accounting
                                 Officer)