Form 10-Q
period 1997-06-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1997-08-14
CIK 740963

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1997
                               --------------------------------------------

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  ----------------------

Commission file number                0-11623
                       ---------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                          25-1460059
   -------------------------------    ---------------------------------
   (State or other jurisdiction of    (IRS Employer Identification No.)
    incorporation or organization)

                     100 Ryan Court  Pittsburgh, PA  15205
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

Yes  X   No
   -----   -----


          Number of shares of common stock, $1 par value, outstanding as of August 14, 1997: 1,000

          The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X
                                   _________



                                                                 Pages
                                                                 -----
PART I.  FINANCIAL INFORMATION
  Item 1 - Financial Statements

           Balance Sheets, June 30, 1997
            and December 31, 1996                                    3

           Statements of Operations for the
            three months ended June 30, 1997 and 1996                4

           Statements of Operations for the
            six months ended June 30, 1997 and 1996                  5

           Statements of Cash Flows for the
            six months ended June 30, 1997 and 1996                  6

           Notes to Financial Statements                          7-11

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  12-13

PART II. OTHER INFORMATION
  Item 1 - Legal Proceedings                                        14

  Item 2 - Changes in Securities                                    14

  Item 3 - Defaults Upon Senior Securities                          14

  Item 4 - Submission of Matters to a Vote of
            Security Holders                                        14

  Item 5 - Other Information                                        14

  Item 6 - Exhibits and Reports on Form 8-K                      14-26

SIGNATURES                                                          27


                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                 BALANCE SHEETS

                         (Dollar amounts in thousands)
                                  ________


                                                June 30,  December 31,
                                                  1997        1996
                                              ----------- -------------
          ASSETS                              (Unaudited)

Cash                                             $     2       $     2

Funds held by Trustee (Note 3)                       904           557

Receivables on mortgage-backed securities
  (Note 2)                                           471           547

Receivables from affiliates                          200           344

Investments in mortgage-backed securities
  available-for-sale (amortized cost of
  $23,100 and $38,791, net of discount of
  $68 and $54)                                    24,112        40,101

Deferred bond issue costs                            196           638

Other assets                                           7             9
                                                 -------       -------

                                                 $25,892       $42,198
                                                 =======       -------

     LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
     Long-term debt (Note 3)                     $23,226       $38,464
     Accrued interest payable                        545           682
     Deferred income taxes                           354           459
     Other liabilities                               127           141
                                                 -------       -------

                                                  24,252        39,746
                                                 -------       -------
Contingent liabilities (Note 3)

Shareholder's equity:
     Common stock, $1.00 par value: 50,000
      shares authorized, 1,000 shares issued
     and outstanding                                   1             1
     Additional paid-in capital                      889         1,515
     Retained earnings (including
     unrealized gain on securities
     available-for-sale of $658 and $851,
     net of income taxes)                            750           936
                                                 -------       -------

                                                   1,640         2,452
                                                 -------       -------

                                                 $25,892       $42,198
                                                 =======       =======




                             See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)

                                    -------

                                                     Three Months Ended
                                                          June 30,
                                                  -----------   ----------
                                                     1997         1996
                                                  -----------   ----------
                                                  (Unaudited)  (Unaudited)

Revenues:
         Interest income                               $ 593       $1,898

         Adjustment/accretion of net discount
          on mortgage-backed securities                    2          (17)

         Bond administration fee                           3            6

         Gain on sale of mortgage-backed
          securities                                     353          604

         Income maintenance allowance
          to parent (Note 4)                             (77)        (216)
                                                       -----       ------

                                                         874        2,275
                                                       -----       ------

Expenses:
         Interest expense                                537        1,767

         Adjustment/amortization of deferred
          bond issue costs                                10          111

         Adjustment/amortization of bond
          discounts                                       22          106

         Interest on advances to
          affiliates                                      (2)          (8)

         Other financial and administrative               15           54
                                                       -----       ------

                                                         582        2,030
                                                       -----       ------

              Income before income taxes
               and extraordinary item                    292          245

Income tax provision                                     102           95
                                                       -----       ------

              Income before extraordinary item           190          150

Extraordinary item:
         Loss on retirement of bonds
         net of income tax effect of $102 and            187          143
                                                       -----       ------
         $95

Net Income                                             $   3       $    7
                                                       =====       ======

                             See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)

                                    -------


                                                      Six Months Ended
                                                          June 30,
                                                  ------------------------
                                                     1997         1996
                                                  -----------  -----------
                                                  (Unaudited)  (Unaudited)

Revenues:
         Interest income                              $1,344       $4,079

         Adjustment/accretion of net premium
          on mortgage-backed securities                    3          (34)

         Bond administration fee                           7           12

         Gain on sale of mortgage-backed
          securities                                     590          604

         Income maintenance allowance from
          (to) parent (Note 4)                           (32)         (18)
                                                      ------       ------

                                                       1,912        4,643
                                                      ------       ------

Expenses:
         Interest expense                              1,247        3,929

         Adjustment/amortization of deferred
          bond issue costs                                24          189

         Adjustment/amortization of bond
          discounts                                       44          181

         Interest on advances to affiliates               (3)         (11)

         Other financial and administrative               41          104
                                                      ------       ------

                                                       1,353        4,392
                                                      ------       ------

              Income before income taxes
               and extraordinary item                    559          251

Income tax provision                                     194           95
                                                      ------       ------

              Income before extraordinary item           365          156

Extraordinary item:
         Loss on retirement of bonds
         net of income tax effect of
         $194 and $95                                    358          143
                                                      ------       ------

Net Income                                            $    7       $   13
                                                      ======       ======

                             See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)

                                   --------

                                                             Six Months Ended
                                                                  June 30,
                                                      -------------------------------
                                                            1997            1996
                                                      -----------------  ------------
                                                         (Unaudited)     (Unaudited)
Operating Activities:
  Net Income                                                  $      7     $     13
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Gain on sale of mortgage-backed securities                     (590)        (604)
   Loss on retirement of bonds                                     552          238
    Adjustment/accretion of net premium on
     mortgage-backed securities                                     (3)          34
    Adjustment/amortization of deferred bond
         issue costs                                                24          189
    Adjustment/amortization of bond discounts                       44          181
    Change in interest receivable on mortgage-
     backed securities                                             106          212
    Interest accrued and added to bond principal                     -          395
    Change in other assets                                           2           15
    Change in accrued interest payable                            (137)          55
    Change in accrued liabilities                                  (14)          (4)
                                                              --------     --------
         Net cash provided by Operating Activities                  (9)         724
                                                              --------     --------

Investing Activities:
  Increase in funds held by Trustee                               (347)      (1,374)
  Principal payments on mortgage-backed
    securities                                                   1,895       11,530
  Proceeds on sale of mortgage-backed securities                14,359       17,814
                                                              --------     --------
     Net cash provided by Investing Activities                  15,907       27,970
                                                              --------     --------

Financing Activities:
  Redemption of bonds                                          (15,416)     (27,562)
  Net changes in receivables from affiliates                       144          (52)
  Return of capital to parent                                     (626)      (1,080)
                                                              --------     --------
    Net cash used by Financing Activities                      (15,898)     (28,694)
                                                              --------     --------


         Increase in cash                                            -            -
         Cash at beginning of period                                 2            2
                                                              --------     --------
         Cash at end of period                                $      2     $      2
                                                              ========     ========

Supplemental disclosure of Cash Flow
  Information:

                  Interest paid                               $  1,384     $  1,368
                                                              ========     ========

Supplemental disclosure of non cash flow financing activities:

              Change in unrealized gain on
                    available for sale securities                 (298)       1,534
                                                              ========     ========

                             See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1997

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

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of June 1997 and December 1996, respectively.

3. Long-term debt at June 30, 1997 consists of the following series of Mortgage-Collateralized Bonds:


     Series      Class      Rate %     Principal Amount    Stated Maturity
     ------      -----      ------     ----------------    ---------------
        7         7-Z        9.40           1,656          August 1, 2016

        8         8-Z        9.00           11,118         September 1, 2016

       10        10-Z       9.450            4,048         October 1, 2016

       11        11-Z       9.000           12,677         October 1, 2016
                                          --------
                                          $ 29,499

                 Less: Bonds pertaining
                     to the sale to RMI
                     as described on the
                     following page         (5,704)

                 Less: Discounts              (569)
                                          --------

                                          $ 23,226
                                          ========

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the "Indenture"), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold to Sperlinga Capital Inc. ("Sperlinga"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, "Accounting for Collateralized Mortgage Obligations", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. During the first quarter of 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 21 through 31, on February 10, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on October 20, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 2, on June 3, 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 3, on July 1, 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 4, and on May 1, 1997, the Company redeemed, at Sperlinga's request, its Mortgage-Collateralized Bonds, Series 19.

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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                    NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997, and its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997.

The Series 8 and 11 Bonds are collateralized by GNMA Certificates, while the Series 7 and 10 Bonds are collateralized by FNMA Certificates.

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

5. All amounts receivable from/payable to affiliates bear interest at an intercompany rate determined by NVRFS. All amounts payable to affiliates are subordinate to the Company's obligations to the holder's of its Bonds. During 1997, $626 was distributed to NVRFS as a return of capital.



                                   Continued

                                    PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------

     The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 8 and 11, issued in four classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, issued in four classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds Series 3, 4, 7, 10 and 19 and Series 21 through 31 (Series 1-4, Series 19, and Series 21-31 which are no longer outstanding) to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3, 4, 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. For purposes of establishing the principal amount of GNMA and/or FNMA Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or (ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. Although the Company does not have and does not expect to have any significant assets other than Certificates owned by the Company, the RMI Notes, notes to the Company from limited purpose finance subsidiaries of certain home builders and/or financial institutions, GNMA Certificates pledged to the Company as security for such notes and the reserve amounts, all of which are pledged as collateral for the Bonds, the Company believes that such collateral will provide cash sufficient to meet the required payments of principal and interest on such Bonds.

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

     Interest income for the six months ended June 30, 1997 decreased $2,735 compared to the six months ended June 30, 1996. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the six months ended June 30, 1997 decreased $2,682 compared to the six months ended June 30, 1996. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the six months ended June 30, 1997 and June 30, 1996 are principally due to the sale of mortgage-backed securities and redemption of bonds during 1996 and 1997. No other revenue or expense item changes are deemed significant.

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a)  Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended June 30, 1997.
____________________________________

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



                                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


         August 14, 1997            By:    /s/  William J. Inman
    ------------------------           -------------------------------------
              Date                     William J. Inman, President and
                                       Chairman of the Board of Directors
                                       (Duly Authorized Officer)



         August 14, 1997            By:    /s/  Peter J. Fitzsimmons
    --------------------------          -------------------------------------
             Date                       Peter J. Fitzsimmons, Vice President;
                                        Controller; Secretary; Director
                                        (Principal Financial and Accounting
                                        Officer)