Form 10-Q
period 1997-09-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1997-11-12
CIK 740963

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1997
                               -------------------------------------------------

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to________________________


Commission file number                0-11623
                       ---------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 25-1460059
----------------------------------       ---------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

                     100 Ryan Court  Pittsburgh, PA  15205
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

  Number of shares of common stock, $1 par value, outstanding as of November 14, 1997: 1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   _________

                                                      Pages
                                                      -----
PART I.    FINANCIAL INFORMATION

 Item 1 - Financial Statements

          Balance Sheets, September 30, 1997
            and December 31, 1996                         3
          Statements of Operations for the
            three months ended September 30, 1997
            and 1996                                      4

          Statements of Operations for the
            nine months ended September 30, 1997 and
            1996                                          5

          Statements of Cash Flows for the
            nine months ended September 30, 1997 and
            1996                                          6

          Notes to Financial Statements                7-11

 Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                              12-13


PART II. OTHER INFORMATION

  Item 1 - Legal Proceedings                              14

  Item 2 - Changes in Securities                          14

  Item 3 - Defaults Upon Senior Securities                14

  Item 4 - Submission of Matters to a Vote of
           Security Holders                               14

  Item 5 - Other Information                              14

  Item 6 - Exhibits and Reports on Form 8-K            14-26

SIGNATURES                                                27

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)
                                  ________

                                              September 30, December 31,
                                                  1997         1996
                                              ------------  ------------
    ASSETS                                      (Unaudited)

Cash                                              $     2   $     2

Funds held by Trustee (Note 3)                        884       557

Receivables on mortgage-backed securities
 (Note 2)                                             342       547

Receivables from affiliates                           233       344

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $22,175 and $38,791, net of discount of
 $64 and $54)                                      23,252    40,101

Deferred bond issue costs                             188       638

Other assets                                           17         9
                                                  -------   -------

                                                  $24,918   $42,198
                                                  =======   =======

  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt (Note 3)                         $22,237   $38,464
  Accrued interest payable                            524       682
  Deferred income taxes                               377       459
  Other liabilities                                    96       141
                                                  -------   -------

                                                   23,234    39,746
                                                  -------   -------
Contingent liabilities (Note 3)

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                      1         1
  Additional paid-in capital                          889     1,515
  Retained earnings (including
   unrealized gain on securities
   available-for-sale of $700 and $851,
   net of income taxes)                               794       936
                                                  -------   -------

                                                    1,684     2,452
                                                  -------   -------

                                                  $24,918   $42,198
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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                                Three Months Ended
                                                   September 30,
                                              ------------------------
                                                 1997         1996
                                                 ----         ----
                                              (Unaudited)  (Unaudited)

Revenues:
     Interest income                               $ 519       $1,287

     Adjustment/accretion of net discount
      on mortgage-backed securities                    5           (2)

     Bond administration fee                           3            4

     Gain on sale of mortgage-backed
      securities                                      --          866

     Income maintenance allowance
      to parent (Note 4)                               7          268
                                                   -----       ------

                                                     534        2,423
                                                   -----       ------

Expenses:
     Interest expense                                515        1,446

     Adjustment/amortization of deferred
      bond issue costs                                 8           69

     Adjustment/amortization of bond
      discounts                                       25           64

     Interest on advances to
      affiliates                                      (3)           6

     Other financial and administrative              (14)          53
                                                   -----       ------

                                                     531        1,638
                                                   -----       ------

          Income before income taxes
           and extraordinary item                      3          785

Income tax provision                                  --          313
                                                   -----       ------

          Income before extraordinary item             3          472

Extraordinary item:
     Loss on retirement of bonds
     net of income tax effect of -- and $313          --          469
                                                   -----       ------

Net Income                                         $   3       $    3
                                                   =====       ======

                            See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)

                                 ------------

                                                 Nine Months Ended
                                                    September 30,
                                              ------------------------
                                                 1997         1996
                                                 ----         ----
                                              (Unaudited)  (Unaudited)
Revenues:
     Interest income                              $1,863       $5,366

     Adjustment/accretion of net premium
      on mortgage-backed securities                    8          (36)

     Bond administration fee                          10           16

     Gain on sale of mortgage-backed
      securities                                     590        1,470

     Income maintenance allowance from
      (to) parent (Note 4)                           (25)         250
                                                  ------       ------

                                                   2,446        7,066
                                                  ------       ------

Expenses:
     Interest expense                              1,762        5,375

     Adjustment/amortization of deferred
      bond issue costs                                32          258

     Adjustment/amortization of bond
      discounts                                       69          245

     Interest on advances to affiliates               (6)          (5)

     Other financial and administrative               27          157
                                                  ------       ------

                                                   1,884        6,030
                                                  ------       ------

          Income before income taxes
           and extraordinary item                    562        1,036

Income tax provision                                 194          408
                                                  ------       ------

          Income before extraordinary item           368          628

Extraordinary item:
     Loss on retirement of bonds
     net of income tax effect of
     $194 and $408                                   358          612
                                                  ------       ------

Net Income                                        $   10       $   16
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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                 ------------

                                                      Nine Months Ended
                                                          September 30,
                                                   ------------------------
                                                       1997         1996
                                                       ----         ----
                                                   (Unaudited)  (Unaudited)
Operating Activities:
 Net Income                                          $     10     $     16
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Gain on sale of mortgage-backed securities             (590)      (1,470)
  Loss on retirement of bonds                             552        1,020
   Adjustment/accretion of net premium on
    mortgage-backed securities                             (8)          36
   Adjustment/amortization of deferred bond
    issue costs                                            32          258
   Adjustment/amortization of bond discounts               69          245
   Change in interest receivable on mortgage-
    backed securities                                      61          399
   Interest accrued and added to bond principal            --          446
   Change in other assets                                  (8)          24
   Change in accrued interest payable                    (158)        (126)
   Change in accrued liabilities                          (45)           1
                                                     --------     --------
    Net cash provided by Operating Activities             (85)         849
                                                     --------     --------

Investing Activities:
 (Increase)/Decrease in funds held by Trustee            (327)         265
 Principal payments on mortgage-backed
   securities                                           2,998       13,981
 Proceeds on sale of mortgage-backed securities        14,359       32,722
                                                     --------     --------
    Net cash provided by Investing Activities          17,030       46,968
                                                     --------     --------

Financing Activities:
 Redemption of bonds                                  (16,430)     (45,800)
 Net changes in receivables from affiliates               111         (294)
 Return of capital to parent                             (626)      (1,723)
                                                     --------     --------
   Net cash used by Financing Activities              (16,945)     (47,817)
                                                     --------     --------

    Increase in cash                                        -            -
    Cash at beginning of period                             2            2
                                                     --------     --------
    Cash at end of period                            $      2     $      2
                                                     ========     ========

Supplemental disclosure of Cash Flow
 Information:

     Interest paid                                   $  1,920     $  5,055
                                                     ========     ========

Supplemental disclosure of non cash flow financing activities:

     Change in unrealized gain on
      available for sale securities                      (233)       1,213
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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1997

                         (Dollar amounts in thousands)

                                 ------------


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

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of September 1997 and December 1996, respectively.

3. Long-term debt at September 30, 1997 consists of the following series of Mortgage-Collateralized Bonds:

Series          Class   Rate %  Principal Amount   Stated Maturity
-------------  -------  ------  ----------------  -----------------

       7         7-Z     9.40         1,592            August 1, 2016

       8         8-Z     9.00        10,429         September 1, 2016

      10        10-Z     9.450        3,853           October 1, 2016

      11        11-Z     9.000       12,351           October 1, 2016
                                    -------
                                   $ 28,225

                 Less: Bonds pertaining
                       to the sale to RMI
                       as described on the
                       following page     (5,445)

                 Less: Discounts             (543)
                                         --------

                                          $ 22,237
                                          ========

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                   NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                 ------------
3.   continued:

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

                                 ------------
3.   continued:

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

                                 ------------

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

                                 ------------

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

     Interest income for the nine months ended September 30, 1997 decreased $3,503 compared to the nine months ended September 30, 1996. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the nine months ended September 30, 1997 decreased $3,613 compared to the nine months ended September 30, 1996. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the nine months ended September 30, 1997 and September 30, 1996 are principally due to the sale of mortgage-backed securities and redemption of bonds during 1996 and 1997. No other revenue or expense item changes are deemed significant.

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a)  Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b)  Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended September 30, 1997.
____________________________________

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



                                 RYAN MORTGAGE ACCEPTANCE CORPORATION IV


November 14, 1997             By: /s/ William J. Inman
-----------------                 --------------------------------------
      Date                    William J. Inman, President and
                              Chairman of the Board of Directors
                              (Duly Authorized Officer)



November 14, 1997             By: /s/ Peter J. Fitzsimmons
-----------------                ---------------------------------------
      Date                    Peter J. Fitzsimmons, Vice President;
                              Controller; Secretary; Director
                              (Principal Financial and Accounting Officer)