Form 10-K405
period 1997-12-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1998-03-30
CIK 740963

                                                               [Conformed Copy]

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1997

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required] For the transition period from
                   to                 .
     -------------    ---------------

                                                     COMMISSION FILE NO. 0-11623

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
            (Exact name of registrant as specified in its charter)

           INCORPORATED IN DELAWARE                      25-1460059
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

   100 RYAN COURT, PITTSBURGH, PENNSYLVANIA              15205
  (Address of principal executive offices)            (Zip Code)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (412) 276-4225

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, par value $1.00 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE
                         REGISTRANT AT MARCH 27, 1998:
                                     None

        NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT MARCH 27, 1998:
                                 1,000 shares

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

  The Bonds are issued in series pursuant to an Indenture dated as of May 1, 1984, as amended (the "Indenture"), between the Company and The Bank of New York (the "Trustee"), as supplemented by a series supplement with respect to each series of Bonds. Bonds of a series may be secured by GNMA Certificates issued by an affiliate of the Company or another financial institution approved by GNMA as an issuer of GNMA Certificates, FNMA Certificates backed by mortgage loans sold to FNMA and serviced by an affiliate of the Company or another financial institution and FHLMC Certificates backed by mortgage loans sold to FHLMC and serviced by an affiliate of the Company or another financial institution. Such GNMA Certificates, FNMA Certificates and FHLMC Certificates are sold to the Company by the Mortgage Company and pledged by the Company to the Trustee as security for the Bonds of such series. In addition, the Company may enter into funding agreements with the limited purpose finance subsidiaries (the "Finance Companies") of certain home builders and/or financial institutions whereby the Company agrees to loan to a Finance Company a portion of the proceeds of a series of Bonds. Such loans are secured by pledges of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates to the Company, which in turn pledges such Certificates to the Trustee as security for the Bonds of such series. The GNMA Certificates are guaranteed as to payment of principal and interest by the Government National Mortgage Association ("GNMA"), an instrumentality of the United States. The FNMA Certificates are guaranteed as to payment of principal and interest by the Federal National Mortgage Association ("FNMA"), a federally chartered, privately owned corporation. The FHLMC Certificates are guaranteed as to payment of principal and interest by the Federal Home Loan Mortgage Corporation ("FHLMC"), a corporate instrumentality of the United States. As of December 31, 1997, the Company had issued 33 series of Bonds with an aggregate original principal amount of $1,191,475,000.

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

  The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 8 and 11, issued in four classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, issued in four classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold, subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, to RMI in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold, to Sperlinga Capital Inc. ("Sperlinga"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

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

  Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997, and its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997. In 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 26, 29 and 30, on January 2, 1992, its Mortgage-Collateralized Bonds, Series 21, 22 and 25, on February 3, 1992 and its Mortgage-Collateralized Bonds, Series 23, 24, 27, 28 and 31, on March 2, 1992. In 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on February 10, 1993 and its Mortgage-Collateralized Bonds, Series 2, on October 20, 1993. In 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 3, on June 3, 1996, and its Mortgage-Collateralized Bonds, Series 4, on July 1, 1996. In 1997, the Company redeemed, at Sperlinga's request, its Mortgage-Collateralized Bonds, Series 19, on May 1, 1997. Prior to each redemption date, RMI, INVG or Sperlinga deposited with the Trustee the amount of money required to redeem the Bonds to be redeemed on such redemption date. On the day following each such date of deposit, the collateral securing the Bonds to be redeemed was released to RMI, INVG or Sperlinga and the Notes relating to such Bonds were cancelled.

  Interest income for the year ended December 31, 1997 decreased $4,072 compared to the year ended December 31, 1996. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the year ended December 31, 1997 decreased $3,808 compared to the year ended December 31, 1996. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the twelve months ended December 31, 1997 and December 31, 1996 are due to the sale of mortgage-backed securities and redemption of bonds during 1996 and 1997. In conjunction with the sale of mortgage-backed securities and the redemption of bonds during 1997, the Company realized a gain on the sale of mortgage-backed securities, before taxes, of $590 and a loss on the retirement of the related bonds, before taxes, of $552. No other revenue or expense item changes are deemed significant.

  The Company is currently assessing the extent of Year 2000 issues affecting the Company. Based on a preliminary assessment, management does not believe that the Company's exposure to Year 2000 issues will have a material effect on its financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ryan Mortgage Acceptance Corporation IV:

  We have audited the accompanying balance sheet of Ryan Mortgage Acceptance Corporation IV as of December 31, 1997 and 1996 and the related statements of income and retained earnings, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ryan Mortgage Acceptance Corporation IV as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.
                                                  KPMG PEAT MARWICK LLP

Pittsburgh, Pennsylvania
January 28, 1998

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                                 BALANCE SHEET
                           DECEMBER 31, 1997 AND 1996
              (DOLLAR AMOUNTS IN THOUSANDS, OTHER THAN SHARE DATA)

                                                                  1997    1996
                                                                 ------- -------
                            ASSETS
Cash...........................................................  $     2 $     2
Funds held by Trustee (note 4).................................      245     557
Receivables on mortgage-backed securities (note 3).............      798     547
Receivable from affiliates (note 6)............................      268     344
Investments in mortgage-backed securities available-for-sale
 (amortized cost of $20,538 and $38,791, net of discount of $59
 and $54)......................................................   21,549  40,101
Deferred bond issue costs......................................      179     638
Other assets...................................................       10       9
                                                                 ------- -------
                                                                 $23,051 $42,198
                                                                 ======= =======
             LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Long-term debt (note 4)........................................  $20,725 $38,464
Accrued interest payable.......................................      235     682
Deferred income taxes..........................................      354     459
Other liabilities..............................................       92     141
                                                                 ------- -------
                                                                  21,406  39,746
                                                                 ------- -------
Shareholder's equity:
Common stock, $1.00 par value; 50,000 shares authorized;
 1,000 shares issued and outstanding...........................        1       1
Additional paid-in capital.....................................      889   1,515
Retained earnings (including unrealized gain on securities
 available-for-sale of $657 and $851, net of income taxes).....      755     936
                                                                 ------- -------
                                                                   1,645   2,452
                                                                 ------- -------
                                                                 $23,051 $42,198
                                                                 ======= =======

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                   STATEMENT OF INCOME AND RETAINED EARNINGS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                         1997    1996    1995
                                                        ------  ------  ------
Revenues:
  Interest income...................................... $2,360  $6,432  $9,776
  Adjustment/Accretion of net premium on
   mortgage-backed securities, net (note 4)............     12     (52)    112
  Bond administration fee..............................     12      19      26
  Gain on sale of mortgage-backed securities...........    590   1,865      --
  Income maintenance allowance from (to) parent (note
   6)..................................................     12     124  (1,501)
                                                        ------  ------  ------
                                                         2,986   8,388   8,413
                                                        ------  ------  ------
Expenses:
  Interest expense.....................................  2,254   6,062   9,653
  Adjustment/Amortization of deferred bond issue costs,
   net (note 4)........................................     41     299    (698)
  Adjustment/Amortization of bond discounts, net (note
   4)..................................................     94     281    (715)
  Interest on advances from affiliates (note 6)........    (10)      0     (15)
  Other financial and administrative...................     42     142     161
                                                        ------  ------  ------
                                                         2,421   6,784   8,386
                                                        ------  ------  ------
    Income before income taxes and
     extraordinary item................................    565   1,604      27
Provision for income taxes.............................    194     562      11
                                                        ------  ------  ------
    Income before extraordinary item...................    371   1,042      16
Extraordinary item:
  Loss on retirement of bonds (net of income taxes of
   $194 and $555)......................................    358   1,030      --
                                                        ------  ------  ------
    Net income.........................................     13      12      16
Retained earnings:
    Beginning of year..................................    936      73      57
    Change in unrealized gain (loss) on securities
     available-for-sale,
     net of income taxes...............................   (194)    851      --
                                                        ------  ------  ------
    End of year........................................ $  755  $  936  $   73
                                                        ======  ======  ======

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                            STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                     1997      1996      1995
                                                   --------  --------  --------
Operating Activities:
  Net income.....................................  $     13  $     12  $     16
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain on sale of mortgage-backed securities...      (590)   (1,865)       --
    Loss on retirement of bonds..................       552     1,585        --
    Amortization of net premium on mortgage-
     backed
     securities..................................       (12)       52      (112)
    Adjustments/Amortization of deferred bond
     issue costs.................................        41       299      (698)
    Adjustments/Amortization of bond discounts...        94       281      (715)
    Change in interest receivable on mortgage-
     backed
     securities..................................        70       509       126
    Interest accrued and added to bond principal.        --     1,180     2,749
    Change in other assets.......................        (1)       38        (8)
    Change in accrued interest payable...........      (447)     (891)     (266)
    Change in other liabilities..................       (49)      (10)      (13)
                                                   --------  --------  --------
    Net cash (used) provided by Operating
     Activities..................................      (329)    1,190     1,079
                                                   --------  --------  --------
Investing Activities:
  Decrease in funds held by Trustee..............       312     1,977       126
  Principal payments on mortgage-backed
   securities....................................     4,175    15,497    16,879
  Proceeds from sale of mortgage-backed
   securities....................................    14,359    46,639        --
                                                   --------  --------  --------
    Net cash provided by Investing Activities....    18,846    64,113    17,005
                                                   --------  --------  --------
Financing Activities:
  Redemption of bonds............................   (17,967)  (62,306)  (19,504)
  Net receipt (repayment) of advances to/from
   affiliates....................................        76      (203)    1,420
  Return of capital to parent....................      (626)   (2,794)       --
                                                   --------  --------  --------
    Net cash used by Financing Activities........   (18,517)  (65,303)  (18,084)
                                                   --------  --------  --------
      Increase in cash...........................        --        --        --
      Cash at beginning of year..................         2         2         2
                                                   --------  --------  --------
      Cash at end of year........................  $      2  $      2  $      2
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Interest paid..................................  $  2,701  $  5,773  $  7,170
                                                   ========  ========  ========
Supplemental disclosure of non cash flow
 financing activities:
  Capital Contribution (note 6)..................  $     --  $     --  $  3,627
                                                   ========  ========  ========
  Change in unrealized gain on available-for-sale
   securities (note 4)...........................  $   (299) $ 1,310   $     --
                                                   ========  ========  ========

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996 AND FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND
                                     1995
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  In conjunction with the retirement of the Series 5 Bonds during the second quarter of 1996 and the sale of the related collateral, the Company reclassified its mortgage-backed securities as available-for-sale and accordingly such securities are carried at their fair value. The mortgage-backed securities available-for-sale held by the Company are GNMA and FNMA Certificates (Certificates) reflected on the accompanying balance sheet at their fair value as such certificates serve as collateral for the Company's GNMA and FNMA-Collateralized Bonds.

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

(3) RECEIVABLES ON MORTGAGE-BACKED SECURITIES:

  Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of December 1997 and 1996.

(4) LONG-TERM DEBT:

  Long-term debt at December 31, 1997 consists of the following series of Mortgage-Collateralized Bonds:

SERIES       CLASS           RATE%           PRINCIPAL AMOUNT            STATED MATURITY
------       -----           -----           ----------------           -----------------
  7           7-Z            9.40                  1,460                August 1, 2016
  8           8-Z            9.00                 10,060                September 1, 2016
  10         10-Z            9.45                  3,400                October 1, 2016
  11         11-Z            9.00                 11,183                October 1, 2016
                                                 -------
                                                  26,103
             Less: Bonds
                 pertaining
                 to
                 the sale to
                 RMI as
                 described
                 below                            (4,860)
             Less: Discounts                        (518)
                                                 -------
                                                 $20,725
                                                 =======

  On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. (RMI), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the Indenture), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold, to Sperlinga Capital Inc. ("Sperlinga"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

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

  The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. In conjunction with the retirement of the Series 5 Bonds during the second quarter of 1996 and the sale of the related collateral, the Company reclassified its mortgage-backed securities as available-for-sale and, accordingly, such securities are carried at their fair value. Unrealized net holding gains and losses for the mortgage-backed securities are reported net of income taxes in a separate component of retained earnings until realized.

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

  CLASS OR SERIES        DATE
  ---------------        ----
 Class 7-Z Bonds  August 1, 2001
 Class 8-Z Bonds  September 1, 1998
 Class 10-Z Bonds October 1, 2001
 Class 11-Z Bonds October 1, 2001

  Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997, and its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997. Pursuant to the terms of the Indenture, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on February 10, 1993 and its Mortgage-Collateralized Bonds, Series 2, on October 20, 1993. In addition, pursuant to the terms of the Indenture, the Company redeemed, at INVG's request, its GNMA-Collateralized Bonds, Series 3, on June 3, 1996 and its FNMA-Collateralized Bonds, Series 4, on July 1, 1996. In 1997, the Company redeemed, at Sperlinga's request, its Mortgage-Collateralized Bonds, Series 19, on May 1, 1997.

  The Series 1 and 2 Bonds were collateralized by GNMA Certificates and FNMA Certificates, by funding agreements between the Company and limited purpose finance subsidiaries of certain home builders and/or financial institutions and the notes issued pursuant thereto. The Series 3, 5, 6, 8, 11, 13, 15, 16, 20, 32 and 33 Bonds are or were, as the case may be, collateralized by GNMA Certificates, while the Series 4, 7, 9, 10, 12, 14, 17, 18 and 19 Bonds are or were, as the case may be, collateralized by FNMA Certificates. In addition, in the case of series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Bonds of each such series are also secured by limited recourse promissory notes of Sperlinga having payment terms the same as those of the respective outstanding class of the related series of Bonds. The specific collateral pledged for a particular series of Bonds is not available as collateral for any other series.

  The collateral for each of the respective bonds (including those with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture) is held by the Trustee for the benefit of the bondholders. The fair value of mortgage-backed securities at December 31, 1997 and 1996 was $21,549 and $40,101, respectively. Gross unrealized holding gains related to the mortgage-backed securities were $1,011 and $1,310 at December 31, 1997 and 1996, respectively. The portion of the proceeds account established for each series of bonds which is not necessary to make required payments on the bonds of such series will be paid to the Company or, in the case of series of Bonds with respect to which the Company has sold the underlying collateral, to RMI or Sperlinga. Such payments will be made on the first Principal Payment Date for each series.

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

  Information related to the collateral owned by persons other than the Company and pledged to secure such Bonds as of December 31, 1997 is as follows:

          PRINCIPAL
          BALANCE OF                    RECEIVABLES ON               OUTSTANDING
          MORTGAGE-                       MORTGAGE-                   PRINCIPAL
            BACKED       FUNDS HELD         BACKED                     BALANCE
SERIES    SECURITIES     BY TRUSTEE       SECURITIES       CLASS      OF BONDS
------    ----------     ----------     --------------     -----     -----------
  7         $1,405          $75              $ 35           7-Z        $1,460
  10         3,359           --                77          10-Z         3,400
            ------          ---              ----                      ------
            $4,764          $75              $112                      $4,860
            ======          ===              ====                      ======

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

  Currently, NVR Finance provides the Company with accounting and administrative services, including services of officers. For such services, the Company paid $8 in 1997, $19 in 1996 and $22 in 1995. NVR Finance acts as servicing agent for the mortgage loans backing certain Certificates owned by the Company and receives a customary servicing fee.

  Pursuant to an arrangement established in connection with the acquisition by NVR L.P. of Ryan Homes, Inc., the Company receives payments from, and makes payments to, NVRFS in the form of an income maintenance allowance based upon profits or losses generated over the lives of bond series issued prior to June 23, 1987.
                                  ----------

(7) INCOME TAXES


  The total income tax expense (recovery) for each of the years in the three year period ended December 31, 1997 was allocated as follows:

                                                             1997   1996   1995
                                                             -----  -----  ----
  Income from operations.................................... $ 194  $ 562  $11
  Extraordinary item........................................  (194)  (555)  --
  Shareholder's equity for the tax effect of net unrealized
   gains on securities
   available-for-sale.......................................  (105)   459   --
                                                             -----  -----  ---
                                                             $(105) $ 466  $11
                                                             =====  =====  ===

  The provision for income taxes attributable to operations for each of the years in the three year period ended December 31, 1997 consists of the following:

                                                                  1997 1996 1995
                                                                  ---- ---- ----
Current:
  Federal........................................................ $170 $482 $ 9
  State..........................................................   24   80   2
                                                                  ---- ---- ---
                                                                  $194 $562 $11
                                                                  ==== ==== ===

  The tax effects of temporary differences that give rise to deferred income taxes on the Company's consolidated balance sheets consist of the following:

                                                                    DECEMBER 31
                                                                    -----------
                                                                    1997  1996
                                                                    ----- -----
Deferred Tax Liabilities:
  Mortgage-backed securities available-for-sale.................... $ 354 $ 459

  A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes and extraordinary items for each of the years in the three year period ended December 31, 1997 is as follows:

                                                                1997  1996  1995
                                                                ----  ----  ----
Income taxes computed at the Federal statutory rate............ $198  $561  $ 9
State income taxes, net of Federal income tax benefit..........   16    52    1
Other, net.....................................................  (20)  (51)   1
                                                                ----  ----  ---
                                                                $194  $562  $11
                                                                ====  ====  ===

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Omitted pursuant to General Instruction J.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                        PAGE(S)
                                                                        -------
 (a) Financial Statements, Schedules and Exhibits.
     (1) Financial Statements.
         Balance Sheet as of December 31, 1997 and 1996..............       5
         Statement of Income and Retained Earnings for the years
          ended December 31, 1997, 1996 and 1995.....................       6
         Statement of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995...........................       7
         Notes to Financial Statements...............................    8-12
         Independent Auditors' Report................................       4
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

 EXHIBIT NO.
 -----------
     4.32      Series 31 Supplement to Indenture/88/
     4.32.1    First Supplemental Indenture to Series 31 Supplement/89/
     4.32.2 Purchase Agreement with respect to collateral securing Series 31 Bonds/90/
     4.33      Series 32 Supplement to Indenture/91/
     4.34      Series 33 Supplement to Indenture/92/
     4.35      First Amendment to Purchase Agreements/93/
     4.36 Form of Guaranty Agreement with respect to Single-Family (Level Payment) Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)/94/
     4.37 Form of Guaranty Agreement with respect to Graduated Payment Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA
               I)/95/
     4.38 Contractual Provisions of Mortgage-Backed Securities Guide for GNMA II Program (Constituting the Guaranty Agreement for GNMA II Program)/96/
     4.39      Form of FNMA Pool Purchase Contract/97/
     4.40      Trust Indenture dated as of November 1, 1981, as amended,
               between FNMA in its corporate capacity and FNMA, as trustee ("FNMA Indenture")/98/
     4.41 Sixth Supplemental Indenture dated as of May 1, 1985 to FNMA Indenture/99/
     4.42 Agreement to Purchase Conventional Home Mortgages and to Sell Mortgage Participation Certificates between FHLMC and FHLMC Seller-Servicer/100/
     4.43 Agreement to Guarantee Timely Payment of Scheduled Principal between FHLMC and FHLMC Seller-Servicer/101/
     4.44      FHLMC Mortgage Participation Certificate Agreement/102/
     4.45      Guaranty between the Mortgage Company and the Trustee/103/
     4.46      Letter Agreement among RHI, the Mortgage Company and the
               Company/104/
     10.1      Form of Participation Agreement/105/
     10.2      Form of Funding Agreement/106/
     10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/
     10.4      Form of Guaranteed Investment Contract/108/
     23.1      Consent of KPMG Peat Marwick LLP
----------
  /1/Incorporated by reference to Exhibit 3.1 filed with Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
  /2/Incorporated by reference to Exhibit 3.2 filed with the Company's Form 10. /3/Incorporated by reference to Exhibit 3.2.1 filed with the Company's
Quarterly Report on Form 10-Q for period ended June 30, 1987.
  /4/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on June 29, 1984.
  /5/Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
  /6/Incorporated by reference to Exhibit 4.5 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1985.
  /7/Incorporated by reference to Exhibit 4.7 filed with the Company's Registration Statement No. 33-670 on October 4, 1985.
  /8/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on May 2, 1986.
  /9/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on July 21, 1986.
  /10/Incorporated by reference to Exhibit 4.14 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.
  /11/Incorporated by reference to Exhibit 4.21 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  /12/Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.

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

(b) Reports on Form 8-K.

  No report on Form 8-K was filed by the Company during the last quarter of 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998                      RYAN MORTGAGE ACCEPTANCE
                                           CORPORATION IV

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

            Signature                      Title                     Date



      /s/ William J. Inman         President and Chairman of    March 27, 1998
 .................................  the Board of Directors
        WILLIAM J. INMAN           (Principal Executive Officer)

    /s/ Peter J. Fitzsimmons       Vice President; Controller;  March 27, 1998
 .................................  Secretary; Director (Principal
      PETER J. FITZSIMMONS         Financial and Accounting
                                   Officer)

       /s/ Paul C. Saville         Vice President; Director     March 27, 1998
 .................................
         PAUL C. SAVILLE