Form 10-Q
period 1998-03-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1998-05-15
CIK 740963

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1998
                               -------------------------------------------

                                     OR

          { }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to________________________


Commission file number                0-11623
                       ---------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                         25-1460059
---------------------------------              -------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

                     100 Ryan Court  Pittsburgh, PA  15205
------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (412) 276-4225
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----    -----

  Number of shares of common stock, $1 par value, outstanding as of May 15, 1998: 1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   _________

  Pages
  -----
PART I.    FINANCIAL INFORMATION

  Item 1 - Financial Statements

          Balance Sheets, March 31, 1998
            and December 31, 1997                                   3

          Statements of Operations for the
            three months ended March 31, 1998 and 1997              4

          Statements of Cash Flows for the
            three months ended March 31, 1998 and 1997              5

          Notes to Financial Statements                          6-10

 Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 11-12


PART II.   OTHER INFORMATION

 Item 1 - Legal Proceedings                                        13

 Item 2 - Changes in Securities                                    13

 Item 3 - Defaults Upon Senior Securities                          13

 Item 4 - Submission of Matters to a Vote of
          Security Holders                                         13

 Item 5 - Other Information                                        13

 Item 6 - Exhibits and Reports on Form 8-K                      13-25


SIGNATURES                                                         26

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)
                                   ________


                                                March 31,  December 31,
                                                  1998        1997
                                               ----------  ------------
           ASSETS                              (Unaudited)

Cash                                              $     2   $     2

Funds held by Trustee (Note 3)                      1,170       245

Receivables on mortgage-backed securities
 (Note 2)                                             727       798

Receivables from affiliates                           311       268

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $19,452 and $20,538, net of discount of
 $56 and $59)                                      20,413    21,549

Deferred bond issue costs                             166       179

Other assets                                           14        10
                                                  -------   -------
                                                 $ 22,803   $23,051
                                                  =======   =======

  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt (Note 3)                         $20,279   $20,725
  Accrued interest payable                            474       235
  Deferred income taxes                               336       354
  Other liabilities                                    98        92
                                                  -------   -------
                                                   21,187    21,406
                                                  -------   -------
Contingent liabilities (Note 3)

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                      1         1
  Additional paid-in capital                          889       889
  Retained earnings                                   101        98
  Accumulated other comprehensive income
  (net of income taxes - Note 6)                      625       657
                                                  -------   -------
                                                    1,616     1,645
                                                  -------   -------
                                                 $ 22,803   $23,051
                                                  =======   =======




                            See Notes - Pages 6-10

                                    PART I
                                   FORM 10-Q
Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                                     Three Months Ended
                                                          March 31,
                                                      1998         1997
                                                  -----------  -----------
                                                  (Unaudited)  (Unaudited)
Revenues:
         Interest income                               $ 467       $  751

         Accretion of net discount
          on mortgage-backed securities                    3            1

         Bond administration fee                           3            4

         Gain on sale of mortgage-backed
          securities                                      --          237

         Income maintenance allowance
          from parent (Note 4)                            50           45
                                                       -----       ------

                                                         523        1,038
                                                       -----       ------

Expenses:
         Interest expense                                466          710

         Amortization of deferred
          bond issue costs                                13           14

         Amortization of bond
          discounts                                       30           22

         Interest on advances to
          affiliates                                      (5)          (1)

         Other financial and administrative               16           26
                                                       -----       ------

                                                         520          771
                                                       -----       ------

              Income before income taxes
               and extraordinary item                      3          267

Income tax provision                                      --           92
                                                       -----       ------

              Income before extraordinary item             3          175

Extraordinary item:
         Loss on retirement of bonds
         net of income tax effect of -- and               --          171
                                                       -----       ------
         $92

Net Income                                             $   3       $    4
                                                       =====       ======

                            See Notes - Pages 6-10

                                    PART I
                                   FORM 10-Q
Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)



                                                 Three Months Ended
                                                      March 31,
                                                    1998       1997
                                                   ------    -------
                                                (Unaudited) (Unaudited)
Operating Activities:
 Net Income                                        $    3   $     4
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Gain on sale of mortgage-backed securities           --      (237)
  Loss on retirement of bonds                          --       263
   Accretion of net premium on
    mortgage-backed securities                         (3)       (1)
   Amortization of deferred bond
     issue costs                                       13        14
   Amortization of bond discounts                      30        22
   Change in interest receivable on mortgage-
    backed securities                                   9        53
   Change in other assets                              (4)       (1)
   Change in accrued interest payable                 239        28
   Change in accrued liabilities                        6       (19)
                                                   ------   -------
     Net cash provided by Operating Activities        293       126
                                                   ------   -------

Investing Activities:
 Increase in funds held by Trustee                   (925)     (773)
 Principal payments on mortgage-backed
   securities                                       1,151     1,013
 Proceeds on sale of mortgage-backed securities        --     6,910
                                                   ------   -------
    Net cash provided by Investing Activities         226     7,150
                                                   ------   -------

Financing Activities:
 Redemption of bonds                                 (476)   (7,042)
 Net changes in receivables from affiliates           (43)      192
 Return of capital to parent                           --      (426)
                                                   ------   -------
   Net cash used by Financing Activities             (519)   (7,276)
                                                   ------   -------

     Increase in cash                                   -         -
     Cash at beginning of period                        2         2
                                                   ------   -------
     Cash at end of period                         $    2   $     2
                                                   ======   =======

Supplemental disclosure of Cash Flow
 Information:

       Interest paid                               $  227   $   682
                                                   ======   =======

Supplemental disclosure of non cash flow financing activities:

      Change in unrealized gain on
        available for sale securities                 (50)     (556)
                                                   ======   =======

                            See Notes - Pages 6-10

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1998
                         (Dollar amounts in thousands)

                                   --------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months as of March 31, 1998 and December 31, 1997, respectively.

3. Long-term debt at March 31, 1998 consists of the following series of Mortgage-Collateralized Bonds:

         Series             Class  Rate %   Principal Amount  Stated Maturity
         ------             -----  -------  ----------------  ----------------

           7                7-Z      9.40              1,385     August 1,2016

           8                8-Z      9.00              9,585  September 1,2016

          10               10-Z      9.45              3,400    October 1,2016

          11               11-Z      9.00             11,182    October 1,2016
                                   ------
                                 $ 25,552

                 Less: Bonds pertaining
                     to the sale to RMI
                     as described on the
                     following page        (4,785)

                 Less: Discounts             (488)
                                         --------

                                         $ 20,279
                                         ========


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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                   NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. Mortgage-backed securities are classified as available-for-sale and accordingly, are carried at their fair value. Unrealized net holding gains and losses for the mortgage-backed securities are reported net of income taxes as a component of accumulated other comprehensive income. In the case of series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Company has agreed to exercise such right only upon the request of the purchaser.

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

6. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of the Company during a period from transactions and other events and circumstances from nonowner sources.

Total comprehensive loss for the periods ended March 31, 1998 and 1997 was $29 and $204, respectively. Other comprehensive loss is composed of the net after tax effects of the net change in unrealized holding gains on mortgage backed securities, which were $32 and $208 for the periods ended March 31, 1998 and 1997, respectively.



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

     Interest income for the three months ended March 31, 1998 decreased $284 compared to the three months ended March 31, 1997. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities during the period ended March 31, 1997. Interest expense for the three months ended March 31, 1998 decreased $244 compared to the three months ended March 31, 1997. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

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

          (a) Exhibits, continued

               4.33      Series 32 Supplement to Indenture/91/

               4.34      Series 33 Supplement to Indenture/92/

               4.35      First Amendment to Purchase Agreements/93/

               4.36 Form of Guaranty Agreement with respect to Single-Family (Level Payment) Mortgage-Backed Certificates between GNMA Issuer and GNMA GNMA I)/94/

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended March 31, 1998.
____________________________________

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



                             RYAN MORTGAGE ACCEPTANCE CORPORATION IV


     May 15, 1998            By: /s/William J. Inman
-----------------------         -------------------------------------
          Date                  William J. Inman, President and
                                   Chairman of the Board of Directors
                                   (Duly Authorized Officer)



     May 15, 1998           By: /s/Peter J. Fitzsimmons
-----------------------        -------------------------------------
         Date                  Peter J. Fitzsimmons, Vice President;
                                   Controller; Secretary; Director
                                   (Principal Financial and Accounting
                                   Officer)