Form 10-Q
period 1998-06-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1998-08-14
CIK 740963

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1998
                               ------------------------------------------

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________________


Commission file number                0-11623
                       ---------------------------------------------------


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                25-1460059
             -----------                               ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                        100 Ryan Court  Pittsburgh, PA  15205
---------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (412) 276-4225
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

  Number of shares of common stock, $1 par value, outstanding as of August 14, 1998: 1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   _________

                                                                       Pages
                                                                       -----
PART I.    FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Balance Sheets, June 30, 1998
             and December 31, 1997                                         3

           Statements of Operations for the
             three months ended June 30, 1998 and 1997                     4

           Statements of Operations for the six months
             ended June 30, 1998 and 1997                                  5

           Statements of Cash Flows for the
             six months ended June 30, 1998 and 1997                       6

           Notes to Financial Statements                                7-11


  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        12-14


PART II.   OTHER INFORMATION

  Item 1 - Legal Proceedings                                              15

  Item 2 - Changes in Securities                                          15

  Item 3 - Defaults Upon Senior Securities                                15

  Item 4 - Submission of Matters to a Vote of
           Security Holders                                               15

  Item 5 - Other Information                                              15

  Item 6 - Exhibits and Reports on Form 8-K                            15-27


SIGNATURES                                                                28

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)
                                   ________

                                                  June 30,   December 31,
                                                    1998         1997
                                                  -------      -------
             ASSETS                             (Unaudited)
Cash                                              $     2      $     2

Funds held by Trustee (Note 3)                      1,598          245

Receivables on mortgage-backed securities
 (Note 2)                                             612          798

Receivables from affiliates                           350          268

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $17,725 and $20,538, net of discount of
 $56 and $59)                                      18,657       21,549

Deferred bond issue costs                             165          179

Other assets                                            9           10
                                                  -------      -------
                                                  $21,393      $23,051
                                                  ========     =======

    LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt (Note 3)                         $18,924      $20,725
  Accrued interest payable                            441          235
  Deferred income taxes                               326          354
  Other liabilities                                   102           92
                                                  -------      -------
                                                   19,793       21,406
                                                  -------      -------
Contingent liabilities (Note 3)

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                      1            1
  Additional paid-in capital                          889          889
  Retained earnings                                   104           98
  Accumulated other comprehensive income
  (net of income taxes - Note 6)                      606          657
                                                  -------      -------
                                                    1,600        1,645
                                                  -------      -------
                                                  $21,393      $23,051
                                                  =======      =======

                            See Notes - Pages 7-11

                                    PART I
                                   FORM 10-Q
Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                                   Three Months Ended
                                                        June 30,
                                                ------------------------
                                                    1998         1997
                                                   -----        -----
                                                (Unaudited)  (Unaudited)
Revenues:
     Interest income                               $ 438        $ 593

     Accretion of net discount
      on mortgage-backed securities                   --            2

     Bond administration fee                           3            3

     Gain on sale of mortgage-backed
      securities                                      --          353

     Income maintenance allowance
      from (to) parent (Note 4)                       12          (77)
                                                   -----        -----
                                                     453          874
                                                   -----        -----
Expenses:
     Interest expense                                434          537

     Amortization of deferred
      bond issue costs                                 2           10

     Amortization of bond
      discounts                                       11           22

     Interest on advances to
      affiliates                                      (5)          (2)

     Other financial and administrative                8           15
                                                   -----        -----
                                                     450          582
                                                   -----        -----
          Income before income taxes
           and extraordinary item                      3          292

Income tax provision                                  --          102
                                                   -----        -----
          Income before extraordinary item             3          190

Extraordinary item:
     Loss on retirement of bonds
     net of income tax effect of -- and               --          187
     $102                                          -----        -----

Net Income                                         $   3        $   3
                                                   =====        =====

                            See Notes - Pages 7-11

                                    PART I
                                   FORM 10-Q
Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                   ---------

                                                  Six Months Ended
                                                       June 30,
                                               ----------------------
                                                   1998       1997
                                                   ----       ----
                                              (Unaudited)  (Unaudited)
Revenues:
     Interest income                               $ 905       $1,344

     Accretion of net discount
     on mortgage-backed securities                     3            3

     Bond administration fee                           6            7

     Gain on sale of mortgage-backed
      securities                                      --          590

     Income maintenance allowance
      from (to) parent (Note 4)                       62          (32)
                                                   -----       ------
                                                     976        1,912
                                                   -----       ------
Expenses:
     Interest expense                                900        1,247

     Amortization of deferred
      bond issue costs                                15           24

     Amortization of bond
      discounts                                       41           44

     Interest on advances to
      affiliates                                     (10)          (3)

     Other financial and administrative               24           41
                                                   -----       ------
                                                     970        1,353
                                                   -----       ------
          Income before income taxes
           and extraordinary item                      6          559

Income tax provision                                  --          194
                                                   -----       ------

          Income before extraordinary item             6          365

Extraordinary item:
     Loss on retirement of bonds
     net of income tax effect of -- and               --          358
     $194                                          -----       ------

Net Income                                         $   6       $    7
                                                   =====       ======

                            See Notes - Pages 7-11

                                    PART I
                                   FORM 10-Q
Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)
                                   --------

                                                    Six Months Ended
                                                         June 30,
                                                 ----------------------
                                                     1998       1997
                                                     ----       ----
                                                (Unaudited)  (Unaudited)
Operating Activities:
 Net Income                                        $     6   $      7
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Gain on sale of mortgage-backed securities            --       (590)
  Loss on retirement of bonds                           --        552
   Accretion of net discount on
    mortgage-backed securities                          (3)        (3)
   Amortization of deferred bond
    issue costs                                         15         24
   Amortization of bond discounts                       41         44
   Change in interest receivable on mortgage-
    backed securities                                   22        106
   Change in other assets                                1          2
   Change in accrued interest payable                  206       (137)
   Change in accrued liabilities                        10        (14)
                                                   -------   --------
    Net cash provided by Operating Activities          298         (9)
                                                   -------   --------
Investing Activities:
 Increase in funds held by Trustee                  (1,353)      (347)
 Principal payments on mortgage-backed
   securities                                        2,980      1,895
 Proceeds on sale of mortgage-backed securities         --     14,359
                                                   -------   --------
    Net cash provided by Investing Activities        1,627     15,907
                                                   -------   --------
Financing Activities:
 Redemption of bonds                                (1,843)   (15,416)
 Net changes in receivables from affiliates            (82)       144
 Return of capital to parent                            --       (626)
                                                   -------   --------
   Net cash used by Financing Activities            (1,925)   (15,898)
                                                   -------   --------

    Increase in cash                                     -          -
    Cash at beginning of period                          2          2
                                                   -------   --------
    Cash at end of period                          $     2   $      2
                                                   =======   ========
Supplemental disclosure of Cash Flow
 Information:

     Interest paid                                 $   694   $  1,384
                                                   =======   ========

Supplemental disclosure of non cash flow financing activities:

     Change in unrealized gain on
      available for sale securities                    (79)      (298)
                                                   =======   ========

                            See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                         (Dollar amounts in thousands)

                                   --------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of June 1998 and December 1997, respectively.

3. Long-term debt at June 30, 1998 consists of the following series of Mortgage-Collateralized Bonds:


     Series      Class   Rate %  Principal Amount  Stated Maturity
     ------      -----   ------  ----------------  ----------------
        7        7-Z      9.40         1,183       August 1,2016

        8        8-Z      9.00         8,892       September 1,2016

       10        10-Z     9.45         3,278       October 1,2016

       11        11-Z     9.00        10,509       October 1,2016
                                    --------
                                    $ 23,862


           Less: Bonds pertaining
                 to the sale to RMI
                 as described on the
                 following page       (4,461)

           Less: Discounts              (477)
                                     --------
                                     $ 18,924
                                     ========

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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                   NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997, and its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997. Pursuant to the terms of the Indenture, the Company will redeem its GNMA - Collateralized Bonds, Series 8, on September 1, 1998.


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

Total comprehensive income (loss) for the three month periods ended June 30, 1998 and 1997 was ($22) and $18, respectively. Other comprehensive income
(loss) is composed of the net after tax effects of the net change in unrealized holding gains on mortgage-backed securities, which were ($25) and $15 for the three month periods ended June 30, 1998 and 1997, respectively. Total comprehensive loss for the six month periods ended June 30, 1998 and 1997 was $51 and $186, respectively. Other comprehensive loss is $57 and $193 for the six month periods ended June 30, 1998 and 1997, respectively.


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

     Interest income for the three months ended June 30, 1998 decreased $155 compared to the three months ended June 30, 1997. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities during the period ended June 30, 1997. Interest expense for the three months ended June 30, 1998 decreased $103 compared to the three months ended June 30, 1997. This decrease was due to redemption of bonds. Interest income for the six months ended June 30, 1998 decreased $439 compared to the six months ended June 30, 1997. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities during the period ended June 30, 1997. Interest expense for the six months ended June 30, 1998 decreased $347 compared to the six months ended June 30, 1997. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

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


                                   Continued

     Year 2000 Issue

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors. In response to the Year 2000 Issue, the Company has completed its initial review to assess the Company's exposure to Year 2000 Issues, and has developed a detailed plan to remediate areas of exposure. Implementation of the remediation plan has commenced, and the Company expects that remediation will be completed prior to January 1, 2000. Based on the Company's continuing assessment, Management does not believe that the Company's exposure to Year 2000 Issues will have a material effect on its financial position or results of operations.



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

          Omitted pursuant to General Instruction H.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

          Omitted pursuant to General Instruction H.

Item 5.   Other Information.
          ------------------

          Subsequent Event
          ----------------

          Pursuant to the terms of the Indenture, the Company will redeem its GNMA - Collateralized Bonds, Series 8, on September 1, 1998.

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended June 30, 1998.

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



                                       RYAN MORTGAGE ACCEPTANCE CORPORATION IV


              August 14, 1998             By: /s/William J. Inman
       --------------------------            -------------------------------
                    Date                  William J. Inman, President and
                                          Chairman of the Board of Directors
                                          (Duly Authorized Officer)



              August 14, 1998             By: /s/Peter J. Fitzsimmons
       --------------------------            -------------------------------
                    Date                  Peter J. Fitzsimmons, Vice President;
                                          Controller; Secretary; Director
                                          (Principal Financial and Accounting
                                          Officer)