Form 10-Q
period 1998-09-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1998-11-16
CIK 740963

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1998
                               -------------------------------------------

                                     OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   -------------------------


Commission file number                0-11623
                       ---------------------------------------------------------


                               RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                                      25-1460059
---------------------------------            ----------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                     100 Ryan Court  Pittsburgh, PA  15205
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

  Number of shares of common stock, $1 par value, outstanding as of November 13, 1998: 1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   _________

                                                                              Pages
                                                                              -----
PART I.    FINANCIAL INFORMATION

  Item 1 - Financial Statements

         Balance Sheets, September 30, 1998
            and December 31, 1997                                               3
         Statements of Operations for the
            three months ended September 30, 1998 and 1997                      4

         Statements of Operations for the nine months
            ended September 30, 1998 and 1997                                   5

         Statements of Cash Flows for the
            nine months ended September 30, 1998 and 1997                       6

         Notes to Financial Statements                                       7-11

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              12-14

PART II.  OTHER INFORMATION

  Item 1 - Legal Proceedings                                                   15

  Item 2 - Changes in Securities                                               15

  Item 3 - Defaults Upon Senior Securities                                     15

  Item 4 - Submission of Matters to a Vote of
           Security Holders                                                    15

  Item 5 - Other Information                                                   15

  Item 6 - Exhibits and Reports on Form 8-K                                 15-27

SIGNATURES                                                                     28

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)
                                   ________


                                               September 30, December 31,
ASSETS                                             1998         1997
                                               ------------- ------------
                                                (Unaudited)

Cash                                              $     2      $     2

Funds held by Trustee (Note 3)                      1,229          245

Receivables on mortgage-backed securities
 (Note 2)                                             314          798

Receivables from affiliates                           824          268

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $8,354 and $20,538, net of premium
 (discount) of $31 and ($59))                       8,625       21,549

Deferred bond issue costs                              74          179

Other assets                                            6           10
                                                 --------      -------

                                                 $ 11,074      $23,051
                                                 ========      =======

  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt (Note 3)                        $  9,278   $20,725
  Accrued interest payable                            277       235
  Deferred income taxes                                95       354
  Other liabilities                                   252        92
                                                 --------   -------
                                                    9,902    21,406
                                                 --------   -------
Contingent liabilities (Note 3)

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                      1         1
  Additional paid-in capital                          889       889
  Retained earnings                                   106        98
  Accumulated other comprehensive income
  net of income taxes (Note 6)                        176       657
                                                 --------   -------
                                                    1,172     1,645
                                                 --------   -------

                                                 $ 11,074   $23,051
                                                 ========   =======


                            See Notes - Pages 7-11

                                    PART I
                                   FORM 10-Q
Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)
                                   ---------

                                                    Three Months Ended
                                                       September 30,
                                                  ------------------------
                                                     1998         1997
                                                  -----------  -----------
                                                  (Unaudited)  (Unaudited)
Revenues:
         Interest income                               $ 329        $ 519

         Accretion of net discount (premium)
          on mortgage-backed securities                   (1)           5

         Bond administration fee                           3            3

         Gain on sale of mortgage-backed
          securities                                     608           --

         Income maintenance allowance
          from (to) parent (Note 4)                     (101)           7
                                                       -----        -----

                                                         838          534
                                                       -----        -----

Expenses:
         Interest expense                                272          515

         Amortization of deferred
          bond issue costs                                19            8

         Amortization of bond
          discounts                                       53           25

         Interest on advances (to) from
          affiliates                                      16           (3)

         Other financial and administrative              160          (14)
                                                       -----        -----

                                                         520          531
                                                       -----        -----

              Income before income taxes
               and extraordinary item                    318            3

Income tax provision                                     110           --
                                                       -----        -----

              Income before extraordinary item           208            3

Extraordinary item:
         Loss on retirement of bonds
         net of income tax effect of $110 and $--        205           --
                                                       -----        -----


Net Income                                             $   3        $   3
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

                                    PART I
                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                     -----

                                                               Nine Months Ended
                                                                 September 30,
                                                           ------------------------
                                                              1998          1997
                                                              ----          ----
                                                           (Unaudited)  (Unaudited)

Revenues:
         Interest income                                     $1,234       $1,863

         Accretion of net discount
         on mortgage-backed securities                            2            8

         Bond administration fee                                  9           10

         Gain on sale of mortgage-backed
          securities                                            608          590

         Income maintenance allowance
          to parent (Note 4)                                    (39)         (25)
                                                             ------       ------

                                                              1,814        2,446
                                                             ------       ------

Expenses:
         Interest expense                                     1,172        1,762

         Amortization of deferred
          bond issue costs                                       34           32

         Amortization of bond
          discounts                                              94           69

         Interest on advances (to) from
          affiliates                                              6           (6)

         Other financial and administrative                     184           27
                                                             ------       ------

                                                              1,490        1,884
                                                             ------       ------

              Income before income taxes
               and extraordinary item                           324          562

Income tax provision                                            110          194
                                                             ------       ------

              Income before extraordinary item                  214          368

Extraordinary item:
         Loss on retirement of bonds
         net of income tax effect of $110 and $194              205          358
                                                             ------       ------


Net Income                                                   $    9       $   10
                                                             ======       ======

                            See Notes - Pages 7-11

                                    PART I
                                   FORM 10-Q
Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)

                                     -----

                                                           Nine Months Ended
                                                              September 30,
                                                   -------------------------------
                                                       1998                  1997
                                                       ----                  ----
                                                        (Unaudited) (Unaudited)
Operating Activities:
 Net Income                                        $      9              $     10
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Gain on sale of mortgage-backed securities           (608)                 (590)
  Loss on retirement of bonds                           315                   552
   Accretion of net discount on
    mortgage-backed securities                           (2)                   (8)
   Amortization of deferred bond
     issue costs                                         34                    32
   Amortization of bond discounts                        94                    69
   Change in interest receivable on mortgage-
    backed securities                                    95                    61
   Change in other assets                                 4                    (8)
   Change in accrued interest payable                    42                  (158)
   Change in accrued liabilities                        160                   (45)
                                                   --------            ----------
     Net cash provided (used) by Operating              143                   (85)
     Activities                                    --------            ----------

Investing Activities:
 Increase in funds held by Trustee                     (984)                 (327)
 Principal payments on mortgage-backed
   securities                                         4,464                 2,998
 Proceeds on sale of mortgage-backed securities       8,718                14,359
                                                   --------            ----------
    Net cash provided by Investing Activities        12,198                17,030
                                                   --------            ----------

Financing Activities:
 Redemption of bonds                                (11,785)              (16,430)
 Net changes in receivables from affiliates            (556)                  111
 Return of capital to parent                             --                  (626)
                                                   --------            ----------
   Net cash used by Financing Activities            (12,341)              (16,945)
                                                   --------            ----------

     Increase in cash                                     -                     -
     Cash at beginning of period                          2                     2
                                                   --------            ----------
     Cash at end of period                         $      2              $      2
                                                   ========            ==========

Supplemental disclosure of Cash Flow
 Information:

       Interest paid                               $  1,130              $  1,920
                                                   ========            ==========

Supplemental disclosure of non cash flow financing activities:

      Change in unrealized gain on
        available for sale securities                  (740)                 (233)
                                                   ========            ==========

                            See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                         (Dollar amounts in thousands)

                                   --------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1997.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of September 1998 and December 1997, respectively.

3. Long-term debt at September 30, 1998 consists of the following series of Mortgage-Collateralized Bonds:


     Series     Class    Rate %  Principal Amount  Stated Maturity
     ------     -----    ------  ----------------  ---------------

       7         7-Z     9.40        1,149           August 1, 2016

      10        10-Z     9.45        2,973          October 1, 2016

      11        11-Z     9.00        9,458          October 1, 2016
                                   -------
                                  $ 13,580

                Less: Bonds pertaining
                      to the sale to RMI
                      as described on the
                      following page      (4,122)

                Less: Discounts             (180)
                                        --------
                                        $  9,278
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



Class or Series         Date
---------------         ----

Class 7-Z Bonds     August 1, 2001
Class 10-Z Bonds    October 1, 2001
Class 11-Z Bonds    October 1, 2001




                                   Continued

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                   NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997, its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997 and its GNMA - Collateralized Bonds, Series 8, on September 1, 1998.


The Series 11 Bonds are collateralized by GNMA Certificates, while the Series 7 and 10 Bonds are collateralized by FNMA Certificates.

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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                   NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------

4. The Company is a wholly owned limited purpose financing subsidiary of NVR Mortgage Finance, Inc. ("NVRMFI"), itself a wholly owned subsidiary of NVR, Inc. ("NVR"). Ownership of the company was transferred to NVRMFI from NVR Financial Services, Inc. (NVRFS) on September 30, 1998 as part of a plan of merger where NVRFS was merged into NVR.

Pursuant to an arrangement established in connection with the 1987 acquisition by NVR L.P. of Ryan Homes, Inc. (parent company of NVRFS until September 30,
1993), the Company may receive payments from, or make payments to, NVRMFI in the form of an income maintenance allowance based upon profits or losses generated over the lives of bonds series issued prior to June 23, 1987.

5. All amounts receivable from/payable to affiliates bear interest at an intercompany rate determined by NVRMFI. All amounts payable to affiliates are subordinate to the Company's obligations to the holder's of its Bonds.

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

Total comprehensive income (loss) for the three month periods ended September 30, 1998 and 1997 was ($427) and $44, respectively. Other comprehensive income
(loss) is composed of the net after tax effects of the net change in unrealized holding gains on mortgage-backed securities, which were ($430) and $41 for the three month periods ended September 30, 1998 and 1997, respectively. Total comprehensive loss for the nine month periods ended September 30, 1998 and 1997 was $472 and $142, respectively. Other comprehensive loss is $481 and $152 for the nine month periods ended September 30, 1998 and 1997, respectively.



                                   Continued

                                    PART I
                                   FORM 10-Q
                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
     and Results of Operations.  (Dollars in Thousands)
     --------------------------------------------------

     The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 11, issued in four classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, issued in four classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds Series 3, 4, 7, 10 and 19 and Series 21 through 31 (Series 1-4, Series 19, and Series 21-31 which are no longer outstanding) to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3, 4, 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. For purposes of establishing the principal amount of GNMA and/or FNMA Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or (ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. Although the Company does not have and does not expect to have any significant assets other than Certificates owned by the Company, the RMI Notes, notes to the Company from limited purpose finance subsidiaries of certain home builders and/or financial institutions, GNMA Certificates pledged to the Company as security for such notes and the reserve amounts, all of which are pledged as collateral for the Bonds, the Company believes that such collateral will provide cash sufficient to meet the required payments of principal and interest on such Bonds.

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

     Interest income for the three months ended September 30, 1998 decreased $190 compared to the three months ended September 30, 1997. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the three months ended September 30, 1998 decreased $243 compared to the three months ended September 30, 1997. This decrease was due to redemption of bonds. Interest income for the nine months ended September 30, 1998 decreased $629 compared to the nine months ended September 30, 1997. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the nine months ended September 30, 1998 decreased $590 compared to the nine months ended September 30, 1997. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

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



                                   Continued
                                      13

     Year 2000 Issue

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the Year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors.

     The Company, with the assistance of a consulting firm, is addressing the Year 2000 Issue. The Company has completed its assessment of exposure to Year 2000 Issues and has developed a detailed plan to remediate areas of exposure.

     The Company expects to begin its remediation efforts and the related testing on its bond administration system in November, 1998. This testing should be completed by December 31, 1998. The total Year 2000 Issue costs for the bond administration system are estimated to be less than $25,000, the majority of which is expected to be expensed during the last quarter of 1998.

     The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. It is expected that full identification will be completed by March 31, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change major suppliers and service providers to those who have demonstrated Year 2000 readiness. There can be no assurance that the Company will be successful in finding such alternative suppliers, service providers and contractors. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them, the Company's business or operations could be adversely affected.

     The Company presently believes that upon remediation of its business software and hardware applications, the Year 2000 Issue will not present a materially adverse risk to the Company's future results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant disruptions to the Company's business.

     The Company expects to begin contingency planning activities on any system that remains non-compliant as of December 31, 1998, if any, by early 1999 and expects this planning to continue throughout 1999. The contingency planning will include identification of worst case scenarios and how they will be remediated.



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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended September 30, 1998.
____________________________________

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



                             RYAN MORTGAGE ACCEPTANCE CORPORATION IV


     November 13, 1998           By:  /s/William J. Inman
---------------------------           ----------------------------------
           Date                       William J. Inman, President and
                                      Chairman of the Board of Directors
                                      (Duly Authorized Officer)



     November 13, 1998           By:  /s/Peter J. Fitzsimmons
---------------------------           ----------------------------------
           Date                       Peter J. Fitzsimmons, Vice President;
                                      Controller; Secretary; Director
                                      (Principal Financial and Accounting
                                      Officer)