Form 10-K405
period 1998-12-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1999-03-31
CIK 740963

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] For the transition period from
                     to               .             Commission File No. 0-11623
    ----------------    --------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
            (Exact name of registrant as specified in its charter)

           Incorporated in Delawar                     25-1460059
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

     100 Ryan Court, Pittsburgh, Pennsylvania             15205
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of voting stock held by non-affiliates of the registrant at March 30, 1999:
                                     None

        Number of shares of Common Stock outstanding at March 30, 1999:
                                 1,000 shares

  The Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is filing this Form with the reduced disclosure permitted thereby.

                                    PART I

Item 1. Business.

  Ryan Mortgage Acceptance Corporation IV (the "Company") was incorporated in the State of Delaware on February 21, 1984, and is a wholly owned, limited purpose financing subsidiary of NVR Mortgage Finance, Inc. ("NVRMFI") which, in turn, is a wholly owned mortgage banking subsidiary of NVR, Inc. ("NVR"). Ownership of the Company was transferred to NVRMFI from NVR Financial Services, Inc. ("NVRFS") on September 30, 1998 as part of a plan of merger where NVRFS was merged into NVR. NVR is the successor company to NVR L.P.

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

  The Bonds are issued in series pursuant to an Indenture dated as of May 1, 1984, as amended (the "Indenture"), between the Company and The Bank of New York (the "Trustee"), as supplemented by a series supplement with respect to each series of Bonds. Bonds of a series may be secured by GNMA Certificates issued by an affiliate of the Company or another financial institution approved by GNMA as an issuer of GNMA Certificates, FNMA Certificates backed by mortgage loans sold to FNMA and serviced by an affiliate of the Company or another financial institution and FHLMC Certificates backed by mortgage loans sold to FHLMC and serviced by an affiliate of the Company or another financial institution. Such GNMA Certificates, FNMA Certificates and FHLMC Certificates are sold to the Company by NVRFS and pledged by the Company to the Trustee as security for the Bonds of such series. In addition, the Company may enter into funding agreements with the limited purpose finance subsidiaries (the "Finance Companies") of certain home builders and/or financial institutions whereby the Company agrees to loan to a Finance Company a portion of the proceeds of a series of Bonds. Such loans are secured by pledges of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates to the Company, which in turn pledges such Certificates to the Trustee as security for the Bonds of such series. The GNMA Certificates are guaranteed as to payment of principal and interest by the Government National Mortgage Association ("GNMA"), an instrumentality of the United States. The FNMA Certificates are guaranteed as to payment of principal and interest by the Federal National Mortgage Association ("FNMA"), a federally chartered, privately owned corporation. The FHLMC Certificates are guaranteed as to payment of principal and interest by the Federal Home Loan Mortgage Corporation ("FHLMC"), a corporate instrumentality of the United States. As of December 31, 1998, the Company had issued 33 series of Bonds with an aggregate original principal amount of $1,191,475,000.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  Omitted pursuant to General Instruction J.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  There is no public market for the Company's common stock, all of the issued and outstanding shares of which are held by NVRMFI. The Company has never paid a cash dividend on its common stock.

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

  The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 11, originally issued in four classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, originally issued in four classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold, subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, to RMI in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold, to Sperlinga Capital Inc. ("Sperlinga"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB Technical Bulletin 85-2, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

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

  Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997, its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997, and its GNMA-Collateralized Bonds, Series 8, on September 1, 1998. In 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 26, 29 and 30, on January 2, 1992, its Mortgage-Collateralized Bonds, Series 21, 22 and 25, on February 3, 1992 and its Mortgage-Collateralized Bonds, Series 23, 24, 27, 28 and 31, on March 2, 1992. In 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on February 10, 1993 and its Mortgage-Collateralized Bonds, Series 2, on October 20, 1993. In 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 3, on June 3, 1996, and its Mortgage-Collateralized Bonds, Series 4, on July 1, 1996. In 1997, the Company redeemed, at Sperlinga's request, its Mortgage-Collateralized Bonds, Series 19, on May 1, 1997. Prior to each redemption date, RMI, INVG or Sperlinga deposited with the Trustee the amount of money required to redeem the Bonds to be redeemed on such redemption date. On the day following each such date of deposit, the collateral securing the Bonds to be redeemed was released to RMI, INVG or Sperlinga and the Notes relating to such Bonds were cancelled.

  Interest income for the year ended December 31, 1998 decreased $937 compared to the year ended December 31, 1997. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the year ended December 31, 1998 decreased $895 compared to the year ended December 31, 1997. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the twelve months ended December 31, 1998 and December 31, 1997 are due to the sale of mortgage-backed securities and redemption of bonds during 1998 and 1997. In conjunction with the sale of mortgage-backed securities and the redemption of bonds during 1998, the Company realized a gain on the sale of mortgage-backed securities, before taxes, of $608 and a loss on the retirement of the related bonds, before taxes, of $315. No other revenue or expense item changes are deemed significant.

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

  The Company has completed its remediation and testing efforts on its bond administration system and believes that the system is Year 2000 compliant.

  The Company initiated formal communications with its significant suppliers and service providers during 1998 to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues and intends to continue those communications during 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change major suppliers and service providers to those who have demonstrated Year 2000 readiness. There can be no assurance that the Company will be successful in finding such alternative suppliers, service providers, and contractors or, if it is successful in finding such alternative suppliers, service providers and contractors, that it will be able to do so at comparable prices. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them at comparable prices, the Company's business or operations could be adversely affected.

  The Company presently believes that upon remediation of its business software and hardware applications, the Year 2000 Issue will not present a materially adverse risk to the Company's future results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant disruptions to the Company's business. The Company has expended an insignificant amount on its Year 2000 related activities.

  The Company will evaluate the necessity for contingency planning during 1999 on its systems and if communications with significant suppliers and service providers indicate that the Company may be vulnerable to their failure to correct their Year 2000 issues. This evaluation will continue throughout 1999.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

  Market risk is the risk of loss arising from adverse changes in market prices and interest rates. Though the Company faces and manages other types of risk, such as credit and liquidity risks, the Company's market risk arises from interest rate risk inherent in its financial instruments. Interest rate risk is the possibility that changes in interest rates will cause unfavorable changes in net income or in the value of interest rate-sensitive assets and liabilities. The Company has no market rate sensitive instruments held for trading purposes.

  The Company is exposed to interest rate risk as it relates to its investment activities. The Company has issued and sold GNMA and FNMA Collateralized Bonds ("Bonds"), which are secured by GNMA and FNMA Mortgage Certificates ("Certificates"). The Company collects principal and interest on the Certificates and makes principal and interest payments to the holders of the Bonds (the "bond administration activities"). Subject to the terms of the Indenture pursuant to which the Bonds were issued, the Company has the option to redeem, in whole or in part, the Bonds at a date that is earlier than the stated maturity of the Bonds. The Company's Certificates are classified and held as available for sale securities.

  Profitability of the Company may be directly affected by the levels of and fluctuations in interest rates, which affect the value of the Certificates held as available for sale. The profitability of the Company may be adversely affected during any period of rising interest rates. For example, a substantial or sustained increase in interest rates could adversely affect the value of the Certificates and the intrinsic value of the early redemption option of the respective Bonds. The Company's current risk management strategy involves the holding of the Certificates until the profitable early redemption of the Bonds becomes possible. In an environment of stable interest rates, the Company conducts its bond administration activities, which are not subject to significant market risk. Because of the uncertainty of the future level of interest rates, there can be no assurance that the Company will realize gains on the disposition of financial assets in the future.

  The following table represents contractual balances of the Company's on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 1998. The expected maturity categories takes into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because the Company has previously sold its Certificates at the early redemption call date and the options currently have intrinsic value, the Company has made the assumption that the portfolio of Certificates available for sale will mature at the respective call dates. Consequently, the Bonds are also assumed to mature at the respective call dates.

                                            Maturities (000's)
                             --------------------------------------------------
                                                                          Fair
                             1999 2000 2001   2002 2003 Thereafter Total  Value
                             ---- ---- -----  ---- ---- ---------- -----  -----
Interest rate sensitive
 assets:
 Investment in mortgage-
  backed securities.........  --   --  4,500   --   --      --     4,500  4,671
 Average interest rate......  --   --    9.0%  --   --      --       9.0%

Interest rate sensitive
 liabilities:
 Mortgage collateralized
  bonds.....................  --   --  4,400   --   --      --     4,400  4,400
 Average interest rate......  --   --    9.1%  --   --      --       9.1%

Item 8. Financial Statements and Supplementary Data.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ryan Mortgage Acceptance Corporation IV:

  We have audited the accompanying balance sheet of Ryan Mortgage Acceptance Corporation IV as of December 31, 1998 and 1997 and the related statements of income, comprehensive income, retained earnings and accumulated other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ryan Mortgage Acceptance Corporation IV as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                                  KPMG LLP

Pittsburgh, Pennsylvania
January 27, 1999

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                                 BALANCE SHEET
                           December 31, 1998 and 1997
              (Dollar amounts in thousands, other than share data)

                                                                  1998   1997
                                                                 ------ -------
                             ASSETS
Cash............................................................ $    2 $     2
Funds held by Trustee (note 4)..................................     74     245
Receivables on mortgage-backed securities (note 3)..............    483     798
Receivable from affiliates (note 6).............................    855     268
Investments in mortgage-backed securities available-for-sale
 (amortized cost of $7,565 and $20,538, net of premium
 (discount) of $28 and ($59))...................................  7,825  21,549
Deferred bond issue costs.......................................     66     179
Other assets....................................................      9      10
                                                                 ------ -------
                                                                 $9,314 $23,051
                                                                 ====== =======
              LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
Long-term debt (note 4)......................................... $7,741 $20,725
Accrued interest payable........................................     59     235
Deferred income taxes...........................................     91     354
Other liabilities...............................................    255      92
                                                                 ------ -------
                                                                  8,146  21,406
                                                                 ------ -------
Shareholder's equity:
Common stock, $1.00 par value; 50,000 shares authorized;
 1,000 shares issued and outstanding............................      1       1
Additional paid-in capital......................................    889     889
Retained earnings ..............................................    110      98
Accumulated other comprehensive income net of income taxes of
 $91, and $354 (note 8).........................................    168     657
                                                                 ------ -------
                                                                  1,168   1,645
                                                                 ------ -------
                                                                 $9,314 $23,051
                                                                 ====== =======

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
          STATEMENT OF INCOME, COMPREHENSIVE INCOME, RETAINED EARNINGS
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
              For the Years Ended December 31, 1998, 1997 and 1996
                         (Dollar amounts in thousands)

                                                         1998    1997    1996
                                                        ------  ------  ------
Revenues:
  Interest income...................................... $1,423  $2,360  $6,432
  Adjustment/Accretion of net premium on
   mortgage-backed securities, net (note 4)............     (2)     12     (52)
  Bond administration fee..............................     12      12      19
  Gain on sale of mortgage-backed securities...........    608     590   1,865
  Income maintenance allowance from (to) parent (note
   6)..................................................    (20)     12     124
                                                        ------  ------  ------
                                                         2,021   2,956   8,388
                                                        ------  ------  ------
Expenses:
  Interest expense.....................................  1,359   2,254   6,062
  Adjustment/Amortization of deferred bond issue costs,
   net (note 4)........................................     42      41     299
  Adjustment/Amortization of bond discounts, net (note
   4)..................................................    114      94     281
  Interest on advances from affiliates (note 6)........     (8)    (10)     --
  Other financial and administrative...................    187      42     142
                                                        ------  ------  ------
                                                         1,694   2,421   6,784
                                                        ------  ------  ------
    Income before income taxes and
     extraordinary item................................    327     565   1,604
Provision for income taxes.............................    110     194     562
                                                        ------  ------  ------
    Income before extraordinary item...................    217     371   1,042
Extraordinary item:
  Loss on retirement of bonds (net of income taxes of
   $110, $194 and $555)................................    205     358   1,030
                                                        ------  ------  ------
    Net income.........................................     12      13      12
Other comprehensive income, net of tax:
  Unrealized holding gains (losses) during the period
   (net of tax of $50, $101 and $1,111, respectively)..    (94)    190   2,063
  Less: reclassification adjustment for gains
   recognized in net income (net of tax of $213, $206
   and $653, respectively).............................    395     384   1,212
                                                        ------  ------  ------
    Other comprehensive income (loss)..................   (489)   (194)    851
                                                        ------  ------  ------
    Comprehensive income (loss)........................   (477)   (181)    863
                                                        ======  ======  ======
Retained earnings:
  Beginning of year....................................     98      85      73
  Net income...........................................     12      13      12
                                                        ------  ------  ------
  End of year.......................................... $  110  $   98  $   85
                                                        ======  ======  ======
Accumulated other comprehensive income:
  Beginning of year....................................    657     851      --
  Other comprehensive income (loss) during the year....   (489)   (194)    851
                                                        ------  ------  ------
  End of year.......................................... $  168  $  657  $  851
                                                        ======  ======  ======

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                            STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                         (Dollar amounts in thousands)

                                                     1998      1997      1996
                                                   --------  --------  --------
Operating Activities:
  Net income.....................................  $     12  $     13  $     12
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain on sale of mortgage-backed securities...      (608)     (590)   (1,865)
    Loss on retirement of bonds..................       315       552     1,585
    Amortization of net premium on mortgage-
     backed
     securities..................................         2       (12)       52
    Adjustments/Amortization of deferred bond
     issue costs.................................        42        41       299
    Adjustments/Amortization of bond discounts...       114        94       281
    Change in interest receivable on mortgage-
     backed
     securities..................................        99        70       509
    Interest accrued and added to bond principal.        --        --     1,180
    Change in other assets.......................         1        (1)       38
    Change in accrued interest payable...........      (176)     (447)     (891)
    Change in other liabilities..................       163       (49)      (10)
                                                   --------  --------  --------
    Net cash (used) provided by Operating
     Activities..................................       (36)     (329)    1,190
                                                   --------  --------  --------
Investing Activities:
  Decrease in funds held by Trustee..............       171       312     1,977
  Principal payments on mortgage-backed
   securities....................................     5,075     4,175    15,497
  Proceeds from sale of mortgage-backed
   securities....................................     8,718    14,359    46,639
                                                   --------  --------  --------
    Net cash provided by Investing Activities....    13,964    18,846    64,113
                                                   --------  --------  --------
Financing Activities:
  Redemption of bonds............................   (13,341)  (17,967)  (62,306)
  Net receipt (repayment) of advances to/from
   affiliates....................................      (587)       76      (203)
  Return of capital to parent....................        --      (626)   (2,794)
                                                   --------  --------  --------
    Net cash used by Financing Activities........   (13,928)  (18,517)  (65,303)
                                                   --------  --------  --------
      Increase in cash...........................        --        --        --
      Cash at beginning of year..................         2         2         2
                                                   --------  --------  --------
      Cash at end of year........................  $      2  $      2  $      2
                                                   ========  ========  ========
Supplemental disclosure of cash flow information:
  Interest paid..................................  $  1,535  $  2,701  $  5,773
                                                   ========  ========  ========
Supplemental disclosure of non cash flow
 financing activities:
  Change in unrealized gain on available-for-sale
   securities (note 4)...........................  $   (751) $   (299) $ 1,310
                                                   ========  ========  ========

                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                         NOTES TO FINANCIAL STATEMENTS
December 31, 1998 and 1997 and for the Years Ended December 31, 1998, 1997 and
                                     1996
                         (Dollar amounts in thousands)

(1) Incorporation and Principal Business Activity:

  Ryan Mortgage Acceptance Corporation IV (the Company) is a wholly owned limited purpose financing subsidiary of NVR Mortgage Finance, Inc. (NVRMFI). NVRMFI is a wholly owned mortgage banking subsidiary of NVR, Inc. (NVR), the successor to NVR L.P. Ownership of the Company was transferred to NVRMFI from NVR Financial Services, Inc. (NVRFS) on September 30, 1998 as part of a plan of merger where NVRFS was merged into NVR.

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

(3) Receivables on Mortgage-Backed Securities:

  Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of December 1998 and 1997.

(4) Long-Term Debt:

  Long-term debt at December 31, 1998 consists of the following series of Mortgage-Collateralized Bonds:

Series        Class             Rate%             Principal Amount             Stated Maturity
------        -----             -----             ----------------             ---------------
  7            7-Z              9.40                    1,059                  August 1, 2016
  10          10-Z              9.45                    2,358                  October 1, 2016
  11          11-Z              9.00                    7,902                  October 1, 2016
                                                      -------
                                                       11,319
              Less: Bonds
                  pertaining to
                  the sale to
                  RMI as
                  described
                  below                                (3,417)
              Less: Discounts                            (161)
                                                      -------
                                                      $ 7,741
                                                      =======

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

  The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. In conjunction with the retirement of the Series 5 Bonds during the second quarter of 1996 and the sale of the related collateral, the Company reclassified its mortgage-backed securities as available-for-sale and, accordingly, such securities are carried at their fair value. Unrealized net holding gains and losses for the mortgage-backed securities are reported net of income taxes in accumulated other comprehensive income until realized. In the case of series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Company has agreed to exercise such right only upon the request of the purchaser.

  Class or Series       Date
  ---------------       ----
 Class 7-Z Bonds  August 1, 2001
 Class 10-Z Bonds October 1, 2001
 Class 11-Z Bonds October 1, 2001

  Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized

Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997, its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997, and its GNMA-Collateralized Bonds, Series 8, on September 1, 1998. Pursuant to the terms of the Indenture, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on February 10, 1993 and its Mortgage-Collateralized Bonds, Series 2, on October 20, 1993. In addition, pursuant to the terms of the Indenture, the Company redeemed, at INVG's request, its GNMA-Collateralized Bonds, Series 3, on June 3, 1996 and its FNMA-Collateralized Bonds, Series 4, on July 1, 1996. In 1997, the Company redeemed, at Sperlinga's request, its Mortgage-Collateralized Bonds, Series 19, on May 1, 1997.

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

  The collateral for each of the respective bonds (including those with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture) is held by the Trustee for the benefit of the bondholders. The fair value of mortgage-backed securities at December 31, 1998 and 1997 was $7,825 and $21,549, respectively. Gross unrealized holding gains related to the mortgage-backed securities were $260 and $1,011 at December 31, 1998 and 1997, respectively. The portion of the proceeds account established for each series of bonds which is not necessary to make required payments on the bonds of such series will be paid to the Company or, in the case of series of Bonds with respect to which the Company has sold the underlying collateral, to Sperlinga. Such payments will be made on the first Principal Payment Date for each series. The fair value of the Bonds is not materially different from the carrying value.

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

  Information related to the collateral owned by persons other than the Company and pledged to secure such Bonds as of December 31, 1998 is as follows:

          Principal
          Balance of                    Receivables on               Outstanding
          Mortgage-                       Mortgage-                   Principal
            Backed       Funds Held         Backed                     Balance
Series    Securities     by Trustee       Securities       Class      of Bonds
------    ----------     ----------     --------------     -----     -----------
  7         $1,012          $73              $14            7-Z        $1,059
  10         2,326           --               58           10-Z         2,358
            ------          ---              ---                       ------
            $3,338          $73              $62                       $3,417
            ======          ===              ===                       ======

(6) Related Party Transactions:

  Certificates were purchased by the Company from NVRFS at a price to yield the approximate weighted average yield of the bonds which they collateralize.

  All amounts receivable/payable from/to affiliates bear interest at an intercompany rate determined by NVRMFI. All amounts payable to affiliates are subordinate to the Company's obligations to the holders of its Bonds.

  Currently, NVRMFI provides the Company with accounting and administrative services, including services of officers. For such services, the Company paid $5 in 1998, $8 in 1997 and $19 in 1996. NVRMFI acts as servicing agent for the mortgage loans backing certain Certificates owned by the Company and receives a customary servicing fee.

  Pursuant to an arrangement established in connection with the acquisition by NVR L.P. of Ryan Homes, Inc., the Company receives payments from, and makes payments to, NVRMFI in the form of an income maintenance allowance based upon profits or losses generated over the lives of bond series issued prior to June 23, 1987.

                                  ----------

(7) Income Taxes:

  The total income tax expense (recovery) for each of the years in the three year period ended December 31, 1998 was allocated as follows:

                                                           1998   1997   1996
                                                           -----  -----  -----
  Income from operations.................................. $ 110  $ 194  $ 562
  Extraordinary item......................................  (110)  (194)  (555)
  Shareholder's equity for the tax effect of net
   unrealized gains on securities
   available-for-sale.....................................  (263)  (105)   459
                                                           -----  -----  -----
                                                           $(263) $(105) $ 466
                                                           =====  =====  =====

  The provision for income taxes attributable to operations for each of the years in the three year period ended December 31, 1998 consists of the following:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
Current:
  Federal........................................................ $ 96 $170 $482
  State..........................................................   14   24   80
                                                                  ---- ---- ----
                                                                  $110 $194 $562
                                                                  ==== ==== ====

  The tax effects of temporary differences that give rise to deferred income taxes on the Company's balance sheets consist of the following:

                                                                   December 31
                                                                   ------------
                                                                   1998  1997
                                                                   ----- ------
Deferred Tax Liabilities:
  Mortgage-backed securities available-for-sale................... $  91 $  354

  A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes and extraordinary items for each of the years in the three year period ended December 31, 1998 is as follows:

                                                               1998  1997  1996
                                                               ----  ----  ----
Income taxes computed at the Federal statutory rate........... $114  $198  $561
State income taxes, net of Federal income tax benefit.........   10    16    52
Other, net....................................................  (14)  (20)  (51)
                                                               ----  ----  ----
                                                               $110  $194  $562
                                                               ====  ====  ====

(8) Adoption of Accounting Standard

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

  Included in accumulated other comprehensive income are the net after tax effects of the net change in unrealized holding gains on mortgage-backed securities available-for-sale.

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

Item 13. Certain Relationships and Related Transactions.

  Omitted pursuant to General Instruction J.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

                                                                        Page(s)
                                                                        -------
 (a) Financial Statements, Schedules and Exhibits.
     (1) Financial Statements.
         Balance Sheet as of December 31, 1998 and 1997..............       6
         Statement of Income, Comprehensive Income, Retained Earnings
          and Accumulated Other Comprehensive Income for the years
          ended
          December 31, 1998, 1997 and 1996...........................       7
         Statement of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996...........................       8
         Notes to Financial Statements...............................    9-13
         Independent Auditors' Report................................       5
     (2) Schedules.
         All schedules are omitted because they are not applicable or the required information is shown in the financial
         statements or the notes thereto.
     (3) Exhibits.

   Exhibit No.
   -----------
     3.1       Restated Certificate of Incorporation of the Company1
     3.2       By-Laws of the Company2
     3.2.1     Amendment to By-Laws of the Company adopted June 24, 19873
     4.1       Indenture dated as of May 1, 1984 between the Company and
               Trustee4
     4.1.1     First Supplemental Indenture to Indenture5
     4.1.2     Second Supplemental Indenture to Indenture6
     4.1.3     Third Supplemental Indenture to Indenture7
     4.1.4     Fourth Supplemental Indenture to Indenture8
     4.1.5     Fifth Supplemental Indenture to Indenture9
     4.1.6     Sixth Supplemental Indenture to Indenture10
     4.1.7     Seventh Supplemental Indenture to Indenture11
     4.1.8     Eighth Supplemental Indenture to Indenture12
     4.1.9     Ninth Supplemental Indenture to Indenture13
     4.1.10    Tenth Supplemental Indenture to Indenture14
     4.1.11    Eleventh Supplemental Indenture to Indenture15
     4.2       Series 1 Supplement to Indenture16

   Exhibit No.
   -----------
     4.2.1     First Supplemental Indenture to Series 1 Supplement17
     4.2.2     Purchase Agreement with respect to collateral securing Series 1
               Bonds18
     4.3       Series 2 Supplement to Indenture19
     4.3.1     First Supplemental Indenture to Series 2 Supplement20
     4.3.2     Second Supplemental Indenture to Series 2 Supplement21
     4.3.3     Purchase Agreement with respect to collateral securing Series 2
               Bonds22
     4.3.4     Third Supplemental Indenture to Series 2 Supplement23
     4.4       Series 3 Supplement to Indenture24
     4.4.1     First Supplemental Indenture to Series 3 Supplement25
     4.4.2     Purchase Agreement with respect to collateral securing Series 3
               Bonds26
     4.5       Series 4 Supplement to Indenture27
     4.5.1     First Supplemental Indenture to Series 4 Supplement28
     4.5.2     Second Supplemental Indenture to Series 4 Supplement29
     4.5.3     Third Supplemental Indenture to Series 4 Supplement30
     4.5.4     Purchase Agreement with respect to collateral securing Series 4
               Bonds31
     4.6       Series 5 Supplement to Indenture32
     4.6.1     First Supplemental Indenture to Series 5, 6, 7, 8, 9, 10 and 11
               Supplements33
     4.7       Series 6 Supplement to Indenture34
     4.8       Series 7 Supplement to Indenture35
     4.8.1     Second Supplemental Indenture to Series 7 Supplement36
     4.8.2     Purchase Agreement with respect to collateral securing Series 7
               Bonds37
     4.9       Series 8 Supplement to Indenture38
     4.10      Series 9 Supplement to Indenture39
     4.11      Series 10 Supplement to Indenture40
     4.11.1    Second Supplemental Indenture to Series 10 Supplement41
     4.11.2    Purchase Agreement with respect to collateral securing Series 10
               Bonds42
     4.12      Series 11 Supplement to Indenture43
     4.12.1    Second Supplemental Indenture to Series 11 Supplement44
     4.13      Series 12 Supplement to Indenture45
     4.14      Series 13 Supplement to Indenture46
     4.15      Series 14 Supplement to Indenture47
     4.16      Series 15 Supplement to Indenture48
     4.17      Series 16 Supplement to Indenture49
     4.18      Series 17 Supplement to Indenture50
     4.19      Series 18 Supplement to Indenture51
     4.20      Series 19 Supplement to Indenture52
     4.20.1    First Supplemental Indenture to Series 19 Supplement53
     4.20.2    Purchase Agreement with respect to collateral securing Series 19
               Bonds54
     4.21      Series 20 Supplement to Indenture55
     4.22      Series 21 Supplement to Indenture56
     4.22.1    First Supplemental Indenture to Series 21, 22, 23, 24 and 25
               Supplements57
     4.22.2    Second Supplemental Indenture to Series 21 Supplement58
     4.22.3    Purchase Agreement with respect to collateral securing Series 21
               Bonds59
     4.23      Series 22 Supplement to Indenture60
     4.23.1    First Supplemental Indenture to Series 22 Supplement61
     4.23.2    Second Supplemental Indenture to Series 22 Supplement62
     4.23.3    Purchase Agreement with respect to collateral securing Series 22
               Bonds63
     4.24      Series 23 Supplement to Indenture64
     4.24.1    Second Supplemental Indenture to Series 23 Supplement65
     4.24.2    Purchase Agreement with respect to collateral securing Series 23
               Bonds66
     4.25      Series 24 Supplement to Indenture67
     4.25.1    Second Supplemental Indenture to Series 24 Supplement68
     4.25.2    Purchase Agreement with respect to collateral securing Series 24
               Bonds69

   Exhibit No.
   -----------
     4.26      Series 25 Supplement to Indenture70
     4.26.1    Second Supplemental Indenture to Series 25 Supplement71
     4.26.2    Purchase Agreement with respect to collateral securing Series 25
               Bonds.72
     4.27      Series 26 Supplement to Indenture73
     4.27.1    First Supplemental Indenture to Series 26 Supplement74
     4.27.2    Purchase Agreement with respect to collateral securing Series 26
               Bonds75
     4.28      Series 27 Supplement to Indenture76
     4.28.1    First Supplemental Indenture to Series 27 Supplement77
     4.28.2    Purchase Agreement with respect to collateral securing Series 27
               Bonds78
     4.29      Series 28 Supplement to Indenture79
     4.29.1    First Supplemental Indenture to Series 28 Supplement80
     4.29.2    Purchase Agreement with respect to collateral securing Series 28
               Bonds81
     4.30      Series 29 Supplement to Indenture82
     4.30.1    First Supplemental Indenture to Series 29 Supplement83
     4.30.2    Purchase Agreement with respect to collateral securing Series 29
               Bonds84
     4.31      Series 30 Supplement to Indenture85
     4.31.1    First Supplemental Indenture to Series 30 Supplement86
     4.31.2    Purchase Agreement with respect to collateral securing Series 30
               Bonds87
     4.32      Series 31 Supplement to Indenture88
     4.32.1    First Supplemental Indenture to Series 31 Supplement89
     4.32.2    Purchase Agreement with respect to collateral securing Series 31
               Bonds90
     4.33      Series 32 Supplement to Indenture91
     4.34      Series 33 Supplement to Indenture92
     4.35      First Amendment to Purchase Agreements93
     4.36      Form of Guaranty Agreement with respect to Single-Family (Level
               Payment) Mortgage-Backed Certificates between GNMA Issuer and
               GNMA (GNMA I)94
     4.37      Form of Guaranty Agreement with respect to Graduated Payment
               Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA
               I)95
     4.38      Contractual Provisions of Mortgage-Backed Securities Guide for
               GNMA II Program (Constituting the Guaranty Agreement for GNMA II
               Program)96
     4.39      Form of FNMA Pool Purchase Contract97
     4.40      Trust Indenture dated as of November 1, 1981, as amended,
               between FNMA in its corporate capacity and FNMA, as trustee
               ("FNMA Indenture")98
     4.41      Sixth Supplemental Indenture dated as of May 1, 1985 to FNMA
               Indenture99
     4.42      Agreement to Purchase Conventional Home Mortgages and to Sell
               Mortgage Participation Certificates between FHLMC and FHLMC
               Seller-Servicer100
     4.43      Agreement to Guarantee Timely Payment of Scheduled Principal
               between FHLMC and FHLMC Seller-Servicer101
     4.44      FHLMC Mortgage Participation Certificate Agreement102
     4.45      Guaranty between the Mortgage Company and the Trustee103
     4.46      Letter Agreement among RHI, the Mortgage Company and the
               Company104
     10.1      Form of Participation Agreement105
     10.2      Form of Funding Agreement106
     10.3      Agreement among the Company, Mellon National Corporation
               ("Mellon") and certain of Mellon's subsidiaries107
     10.4      Form of Guaranteed Investment Contract108
     23.1      Consent of KPMG LLP

--------
  1Incorporated by reference to Exhibit 3.1 filed with Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
  2Incorporated by reference to Exhibit 3.2 filed with the Company's Form 10. 3Incorporated by reference to Exhibit 3.2.1 filed with the Company's
Quarterly Report on Form 10-Q for period ended June 30, 1987.

  4Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on June 29, 1984.
  5Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
  6Incorporated by reference to Exhibit 4.5 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1985.
  7Incorporated by reference to Exhibit 4.7 filed with the Company's Registration Statement No. 33-670 on October 4, 1985.
  8Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on May 2, 1986.
  9Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on July 21, 1986.
  10Incorporated by reference to Exhibit 4.14 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.
  11Incorporated by reference to Exhibit 4.21 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  12Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.
  13Incorporated by reference to Exhibit 4.4 filed with the Company's Current Report on Form 8-K on March 18, 1988.
  14Incorporated by reference to Exhibit 4.19 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  15Incorporated by reference to Exhibit 4.1.11 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1989.
  16Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on June 29, 1984.
  17Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  18Incorporated by reference to Exhibit 4.1.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  19Incorporated by reference to Exhibit 4.3 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1984.
  20Incorporated by reference to Exhibit 4.6 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1985.
  21Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  22Incorporated by reference to Exhibit 4.2.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  23Incorporated by reference to Exhibit 4.3.4 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1993.
  24Incorporated by reference to Exhibit 4.8.1 filed with Registration Statement No. 33-670 on October 4, 1985.
  25Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  26Incorporated by reference to Exhibit 4.3.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  27Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on May 2, 1986.
  28Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on May 2, 1986.
  29Incorporated by reference to Exhibit 4.24 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.
  30Incorporated by reference to Exhibit 4.4 filed with the Company's Current Report on Form 8-K on October 11, 1988.

  31Incorporated by reference to Exhibit 4.4.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  32Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on July 21, 1986.
  33Incorporated by reference to Exhibit 4.25 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.
  34Incorporated by reference to Exhibit 4.15 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.
  35Incorporated by reference to Exhibit 4.16 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1986.
  36Incorporated by reference to Exhibit 4.5 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  37Incorporated by reference to Exhibit 4.5.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  38Incorporated by reference to Exhibit 4.17 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  39Incorporated by reference to Exhibit 4.18 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  40Incorporated by reference to Exhibit 4.19 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  41Incorporated by reference to Exhibit 4.6 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  42Incorporated by reference to Exhibit 4.6.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  43Incorporated by reference to Exhibit 4.20 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  44Incorporated by reference to Exhibit 4.25.1 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.
  45Incorporated by reference to Exhibit 4.22 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  46Incorporated by reference to Exhibit 4.23 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1986.
  47Incorporated by reference to Exhibit 4.26 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.
  48Incorporated by reference to Exhibit 4.27 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.
  49Incorporated by reference to Exhibit 4.28 filed with Post-Effective Amendment No. 1 to Registration Statement No. 33-8475 on January 21, 1987.
  50Incorporated by reference to Exhibit 4.29 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.
  51Incorporated by reference to Exhibit 4.30 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986.
  52Incorporated by reference to Exhibit 4.31 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1987.
  53Incorporated by reference to Exhibit 4.7 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  54Incorporated by reference to Exhibit 4.7.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  55Incorporated by reference to Exhibit 4.32 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1987.
  56Incorporated by reference to Exhibit 4.34 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1987.
  57Incorporated by reference to Exhibit 4.5 filed with the Company's Current Report on Form 8-K on March 18, 1988.

  58Incorporated by reference to Exhibit 4.8 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  59Incorporated by reference to Exhibit 4.8.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  60Incorporated by reference to Exhibit 4.35 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
  61Incorporated by reference to Exhibit 4.36 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
  62Incorporated by reference to Exhibit 4.9 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  63Incorporated by reference to Exhibit 4.9.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  64Incorporated by reference to Exhibit 4.37 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
  65Incorporated by reference to Exhibit 4.10 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  66Incorporated by reference to Exhibit 4.10.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  67Incorporated by reference to Exhibit 4.38 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
  68Incorporated by reference to Exhibit 4.11 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  69Incorporated by reference to Exhibit 4.11.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  70Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on March 18, 1988.
  71Incorporated by reference to Exhibit 4.12 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  72Incorporated by reference to Exhibit 4.12.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  73Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on March 18, 1988.
  74Incorporated by reference to Exhibit 4.13 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  75Incorporated by reference to Exhibit 4.13.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  76Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on March 18, 1988.
  77Incorporated by reference to Exhibit 4.14 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  78Incorporated by reference to Exhibit 4.14.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  79Incorporated by reference to Exhibit 4.44 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1988.
  80Incorporated by reference to Exhibit 4.15 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  81Incorporated by reference to Exhibit 4.15.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  82Incorporated by reference to Exhibit 4.45 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1988.
  83Incorporated by reference to Exhibit 4.16 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  84Incorporated by reference to Exhibit 4.16.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.

  85Incorporated by reference to Exibit 4.46 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1988.
  86Incorporated by reference to Exhibit 4.17 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  87Incorporated by reference to Exhibit 4.17.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  88Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.
  89Incorporated by reference to Exhibit 4.18 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  90Incorporated by reference to Exhibit 4.18.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  91Incorporated by reference to Exhibit 4.34 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.
  92Incorporated by reference to Exhibit 4.34 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
  93Incorporated by reference to Exhibit 4.35 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989.
  94Incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 2-89611 on February 23, 1984.
  95Incorporated by reference to Exhibit 4.4 filed with Registration Statement No. 2-89611 on February 23, 1984.
  96Incorporated by reference to Exhibit 4.5 filed with Registration Statement No. 2-89611 on February 23, 1984.
  97Incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to Registration Statement No. 2-89611 on April 19, 1984.
  98Incorporated by reference to Exhibit 4.9 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
  99Incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
  100Incorporated by reference to Exhibit 4.15 to Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
  101Incorporated by reference to Exhibit 4.16 filed with Registration Statement No. 33-670 on October 4, 1985.
  102Incorporated by reference to Exhibit 4.17 filed with Registration Statement No. 33-670 on October 4, 1985.
  103Incorporated by reference to Exhibit 4.11 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1984.
  104Incorporated by reference to Exhibit 4.19 filed with Registration Statement No. 33-670 on October 4, 1985.
  105Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.
  106Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.
  107Incorporated by reference to Exhibit 10.3 filed with Amendment No. 1 to Registration Statement No. 2-89611 on April 19, 1984.
  108Incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 33-670 on October 4, 1985.

(b) Reports on Form 8-K.

  No report on Form 8-K was filed by the Company during the last quarter of 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 1999                      RYAN MORTGAGE ACCEPTANCE
                                           CORPORATION IV

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

            Signature                      Title                     Date



      /s/ William J. Inman         President and Chairman of    March 30, 1999
 .................................  the Board of Directors
        William J. Inman           (Principal Executive Officer)

    /s/ Peter J. Fitzsimmons       Vice President; Controller;  March 30, 1999
 .................................  Secretary; Director (Principal
      Peter J. Fitzsimmons         Financial and Accounting
                                   Officer)

       /s/ Paul C. Saville         Vice President; Director     March 30, 1999
 .................................
         Paul C. Saville