Form 10-Q
period 1999-03-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1999-05-14
CIK 740963

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1999
                               --------------------------------------

                                     OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to
                                  ----------------  ----------------------

Commission file number                0-11623
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

  Number of shares of common stock, $1 par value, outstanding as of May 14, 1999: 1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   _________

                                                                         Pages
                                                                         -----
PART I.    FINANCIAL INFORMATION

    Item 1 - Financial Statements

             Balance Sheets, March 31, 1999
               and December 31, 1998                                        3

             Statements of Operations for the
               three months ended March 31, 1999 and 1998                   4

             Statements of Cash Flows for the
               three months ended March 31, 1999 and 1998                   5

             Notes to Financial Statements                               6-10

 Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       11-13

PART II.   OTHER INFORMATION

  Item 1 - Legal Proceedings                                               14

  Item 2 - Changes in Securities                                           14

  Item 3 - Defaults Upon Senior Securities                                 14

  Item 4 - Submission of Matters to a Vote of
           Security Holders                                                14

  Item 5 - Other Information                                               14

  Item 6 - Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                 27

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)
                                   ________

                                                 March 31,  December 31,
                                                   1999        1998
                                                 --------   -----------
                                                 (Unaudited)
ASSETS

Cash                                               $    2   $    2

Funds held by Trustee (Note 3)                        972       74

Receivables on mortgage-backed securities
 (Note 2)                                             218      483

Receivables from affiliates                           901      855

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $7,087 and $7,565, net of premium
 of $25 and $28)                                    7,359    7,825

Deferred bond issue costs                              59       66

Other assets                                           12        9
                                                   ------   ------

                                                   $9,523   $9,314
                                                   ======   ======

  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt (Note 3)                          $7,757   $7,741
  Accrued interest payable                            232       59
  Deferred income taxes                                95       91
  Other liabilities                                   260      255
                                                   ------   ------

                                                    8,344    8,146
                                                   ------   ------
Contingent liabilities (Note 3)

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                      1        1
  Additional paid-in capital                          889      889
  Retained earnings                                   113      110
  Accumulated other comprehensive income
  net of income taxes of $95, and $91                 176      168
                                                   ------   ------
  (Note 6)
                                                    1,179    1,168
                                                   ------   ------

                                                   $9,523   $9,314
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


                                   FORM 10-Q


Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                   ---------

                                            Three Months Ended
                                                  March 31,
                                          -----------------------
                                              1999         1998
                                              -----        -----
                                          (Unaudited)  (Unaudited)
Revenues:
 Interest income                             $ 172        $ 467

 Accretion of net discount (premium)
  on mortgage-backed securities                 (3)           3

 Interest on advances to affiliates             13            5

 Bond administration fee                         3            3

 Income maintenance allowance
  from (to) parent (Note 4)                     25           50
                                             -----        -----

                                               210          528
                                             -----        -----

Expenses:
 Interest expense                              172          466

 Amortization of deferred
  bond issue costs                               7           13

 Amortization of bond discounts                 16           30

 Other financial and administrative             12           16
                                             -----        -----

                                               207          525
                                             -----        -----

   Income before income taxes
    and extraordinary item                       3            3

Income tax provision                            --           --
                                             -----        -----

   Income before extraordinary item              3            3

Net Income                                   $   3        $   3
                                             =====        =====


                            See Notes - Pages 6-10

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)


                                  ----------

                                                     Three Months Ended
                                                           March 31
                                                 ---------------------------
                                                    1999             1998
                                                    -----            ----
                                                 (Unaudited)      (Unaudited)
Operating Activities:
 Net Income                                       $   3              $    3
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Accretion of net discount on
    mortgage-backed securities                        3                  (3)
   Amortization of deferred bond
     issue costs                                      7                  13
   Amortization of bond discounts                    16                  30
   Change in interest receivable on mortgage-
    backed securities                                 5                   9
   Change in other assets                            (3)                 (4)
   Change in accrued interest payable               173                 239
   Change in accrued liabilities                      5                   6
                                                  -----               -----
     Net cash provided (used) by Operating          209                 293
     Activities                                   -----               -----

Investing Activities:
 Increase in funds held by Trustee                 (898)               (925)
 Principal payments on mortgage-backed
   securities                                       735               1,151
                                                  -----               -----
     Net cash provided by Investing Activities     (163)                226
                                                  -----               -----

Financing Activities:
 Redemption of bonds                                 --                (476)
 Net changes in receivables from affiliates         (46)                (43)
                                                  -----               -----
     Net cash used by Financing Activities          (46)               (519)
                                                  -----               -----

     Increase in cash                                 -                   -
     Cash at beginning of period                      2                   2
                                                  -----               -----
     Cash at end of period                        $   2               $   2
                                                  =====               =====

Supplemental disclosure of Cash Flow
 Information:
     Interest paid                                $   -               $ 227
                                                  =====               =====


Supplemental disclosure of non cash flow financing activities:

Change in unrealized gain on
     available for sale securities                 ( 12)                (50)
                                                  =====               =====


                            See Notes - Pages 6-10

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS
                                March 31, 1999
                         (Dollar amounts in thousands)

                                   --------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of March 1999 and December 1998, respectively.

3. Long-term debt at March 31, 1999 consists of the following series of Mortgage-Collateralized Bonds:

        Series     Class     Rate %  Principal Amount  Stated Maturity
        ------     -----     ------  ----------------  ---------------

           7         7-Z     9.40          998           August 1,2016

          10        10-Z     9.45        2,358           October 1,2016

          11        11-Z     9.00        7,902           October 1,2016
                                         -----

                                     $ 11,258


                 Less: Bonds pertaining
                     to the sale to RMI
                     (as defined on page 11)
                     as described on the
                     following page        (3,356)

                 Less: Discounts             (145)
                                         --------

                                         $  7,757
                                         ========

                                    PART I
                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                   NOTES TO FINANCIAL STATEMENTS, Continued
                         (Dollar amounts in thousands)
                                   --------
3.   continued:

On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the "Indenture"), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold to Sperlinga Capital Inc. ("Sperlinga"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. During the first quarter of 1992, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 21 through 31, on February 10, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 1, on October 20, 1993, the Company redeemed, at RMI's request, its Mortgage-Collateralized Bonds, Series 2, on June 3, 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 3, on July 1, 1996, the Company redeemed, at INVG's request, its Mortgage-Collateralized Bonds, Series 4, and on May 1, 1997, the Company redeemed, at Sperlinga's request, its Mortgage-Collateralized Bonds, Series 19.

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

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                   NOTES TO FINANCIAL STATEMENTS, Continued

                         (Dollar amounts in thousands)

                                   --------
3.   continued:

The following table sets forth the classes or series of Bonds which are subject to redemption, in whole or in part, at the option of the Company and the first date on which the Company has the right to exercise its right to redeem such Bonds. Mortgage-backed securities are classified as available-for-sale and accordingly, are carried at their fair value. Unrealized net holding gains and losses for the mortgage-backed securities are reported net of income taxes as a component of accumulated other comprehensive income. In the case of a series of Bonds with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture, the Company has agreed to exercise such right only upon the request of the purchaser.

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

6. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. FASB No. 133 is effective for fiscal years beginning after June 15, 1999, and is applicable to interim periods in the initial year of adoption. At the present time, the Company does not believe that FASB No. 133 will have a material impact on its financial statements upon adoption on January 1, 2000.



                                   Continued

                                    PART I
                                   FORM 10-Q
                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------

     The Company's long-term debt consists of its Mortgage-Collateralized Bonds, Series 11, issued in four classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, issued in four classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds Series 3, 4, 7, 10 and 19 and Series 21 through 31 (Series 1-4, Series 19, and Series 21-31 which are no longer outstanding) to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold, subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3, 4, 7, 10 and 19. In accordance with FASB 125, the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company. For purposes of establishing the principal amount of GNMA and/or FNMA Certificates ("Certificates") which may be pledged to secure a series of Bonds, each Certificate bearing interest at a rate equal to or exceeding the highest interest rate on any class in a series (the "Discount Rate") is valued at its unpaid principal amount. Each Certificate bearing interest at a rate less than the Discount Rate is valued at an amount equal to either (i) the present value, discounted at the Discount Rate, of all remaining scheduled installments of principal and interest on such Certificate, together with reinvestment income thereon, such that the cash flow from such Certificate and the reinvestment income thereon, together with the proceeds of certain other collateral, will be at all times sufficient to support the debt service requirements of the principal amount of Bonds secured by such Certificate or
(ii) the amount which, when divided into the annual interest on the Certificate, results in an interest yield at least equal to the Discount Rate. GNMA Certificates that are backed by graduated payment mortgages and that are valued according to the method described in clause (ii) of the preceding sentence are valued after taking into account the funds established to provide additional cash flow to pay interest on the Bonds. Although the Company does not have and does not expect to have any significant assets other than Certificates owned by the Company, the RMI Notes, notes to the Company from limited purpose finance subsidiaries of certain home builders and/or financial

                                   Continued

                                    PART I

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations, (continued).
         --------------------------

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

     Interest income for the three months ended March 31, 1999 decreased $295 compared to the three months ended March 31, 1998. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the three months ended March 31, 1999 decreased $294 compared to the three months ended March 31, 1998. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

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

     The Company initiated formal communications with its significant suppliers and service providers during 1998 to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. The Company is continuing those communications during 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change major suppliers and service providers to those who have demonstrated Year 2000 readiness. There can be no assurance that the Company will be successful in finding such alternative suppliers, service providers, and contractors or, if it is successful in finding such alternative suppliers, service providers and contractors, that it will be able to do so at comparable prices. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them at comparable prices, the Company's business or operations could be adversely affected.

     The Company presently believes that upon remediation of its business software and hardware applications, the Year 2000 Issue will not present a materially adverse risk to the Company's future results of operations, liquidity, and capital resources. However, if such remediation is not completed in a timely manner or the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant disruptions to the Company's business. The Company has incurred an insignificant amount, of cost on its Year 2000 related activities.

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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended March 31, 1999.
____________________________________

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



                             RYAN MORTGAGE ACCEPTANCE CORPORATION IV


     May 14, 1999            By:  /s/ William J. Inman
----------------------           ------------------------------------------
Date                              William J. Inman, President and
                                  Chairman of the Board of Directors
                                  (Duly Authorized Officer)



     May 14, 1999             By:   /s/Peter J. Fitzsimmons
----------------------            -----------------------------------------
Date                                Peter J. Fitzsimmons, Vice President;
                                    Controller; Secretary; Director
                                    (Principal Financial and Accounting
                                    Officer)