Form 10-Q
period 1999-06-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1999-08-13
CIK 740963

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 1999
                               -------------------------------------

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________________

Commission file number                0-11623
                       ---------------------------------------------------

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                               25-1460059
           --------                               ----------
(State or other jurisdiction of       (IRS Employer Identification No.)
 incorporation or organization)

                    100 Ryan Court  Pittsburgh, PA  15205
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

  Number of shares of common stock, $1 par value, outstanding as of August 13, 1999: 1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                  FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                  I N D E X

                                  _________

                                                                          Pages
                                                                          -----
PART I.    FINANCIAL INFORMATION

Item 1 - Financial Statements

         Balance Sheets, June 30, 1999 (unaudited)
           and December 31, 1998                                              3

         Statements of Operations for the three months
           ended June 30, 1999 and 1998 (unaudited)                           4

         Statements of Operations for the six months
           ended June 30, 1999 and 1998 (unaudited)                           5

         Statements of Cash Flows for the six months
           ended June 30, 1999 and 1998 (unaudited)                           6

         Notes to Financial Statements                                     7-11

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12-14

PART II. OTHER INFORMATION

     Item 1 - Legal Proceedings                                              15

     Item 2 - Changes in Securities                                          15

     Item 3 - Defaults Upon Senior Securities                                15

     Item 4 - Submission of Matters to a Vote of
              Security Holders                                               15

     Item 5 - Other Information                                              15

     Item 6 - Exhibits and Reports on Form 8-K                            15-27

SIGNATURES                                                                   28

                                   PART I

                                  FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                               BALANCE SHEETS

                        (Dollar amounts in thousands)

                                  --------


                                                   June 30,        December 31,
                                                     1999             1998
                                                 -----------       ------------
                ASSETS                           (Unaudited)

Cash                                               $    2           $    2

Funds held by Trustee (Note 3)                      1,154               74

Receivables on mortgage-backed securities
 (Note 2)                                             190              483

Receivables from affiliates                           913              855

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $6,190 and $7,565, net of premium
 of $25 and $28)                                    6,416            7,825

Deferred bond issue costs                              58               66

Other assets                                           15                9
                                                   ------           ------
                                                   $8,748           $9,314
                                                   ======           ======

  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt (Note 3)                          $7,045           $7,741
  Accrued interest payable                            209               59
  Deferred income taxes                                79               91
  Other liabilities                                   262              255
                                                   ------           ------
                                                    7,595            8,146
                                                   ------           ------
Contingent liabilities (Note 3)

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                      1                1
  Additional paid-in capital                          889              889
  Retained earnings                                   116              110
  Accumulated other comprehensive income
  net of income taxes of $79 and $91
   (Note 6)                                           147              168
                                                   ------           ------
                                                    1,153            1,168
                                                   ------           ------
                                                   $8,748           $9,314
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

                                  FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                          STATEMENTS OF OPERATIONS
                        (Dollar amounts in thousands)

                                   --------

                                                       Three Months Ended
                                                            June 30,
                                                    ----------------------
                                                    1999              1998
                                                    ----              ----
                                                (Unaudited)       (Unaudited)
Revenues:
 Interest income                                   $ 154             $ 438

 Interest on advances to affiliates                   14                 5

 Bond administration fee                               3                 3

 Income maintenance allowance
  from (to) parent (Note 4)                           (3)               12
                                                   -----             -----
                                                     168               458
                                                   -----             -----
Expenses:
 Interest expense                                    155               434

 Amortization of deferred
  bond issue costs                                     1                 2

 Amortization of bond discounts                        1                11

 Other financial and administrative                    8                 8
                                                   -----             -----
                                                     165               455
                                                   -----             -----
   Income before income taxes                          3                 3

Income tax provision                                  --                --
                                                   -----             -----
Net Income                                         $   3             $   3
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

                                  FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                          STATEMENTS OF OPERATIONS
                        (Dollar amounts in thousands)

                                   --------

                                                     Six Months Ended
                                                         June 30,
                                                     ---------------
                                                     1999       1998
                                                     ----       ----
                                                (Unaudited) (Unaudited)

Revenues:
 Interest income                                    $ 326       $ 905

 Accretion of net discount (premium)
  on mortgage-backed securities                        (3)          3

 Interest on advances to
  affiliates                                           27          10

 Bond administration fee                                6           6

 Income maintenance allowance
  From parent (Note 4)                                 22          62
                                                    -----       -----
                                                      378         986
                                                    -----       -----
Expenses:
 Interest expense                                     327         900

 Amortization of deferred
  bond issue costs                                      8          15

 Amortization of bond
  discounts                                            17          41

 Other financial and administrative                    20          24
                                                    -----       -----
                                                      372         980
                                                    -----       -----
   Income before income taxes                           6           6

Income tax provision                                   --          --
                                                    -----       -----
Net Income                                          $   6       $   6
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

                                  FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                          STATEMENTS OF CASH FLOWS
                        (Dollar amounts in thousands)

                                   --------

                                                     Six Months Ended
                                                          June 30
                                                     --------------------
                                                     1999            1998
                                                     ----            ----
                                                 (Unaudited)     (Unaudited)
Operating Activities:
 Net Income                                       $     6          $     6
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Accretion of net discount on
    mortgage-backed securities                          3               (3)
   Amortization of deferred bond
     issue costs                                        8               15
   Amortization of bond discounts                      17               41
   Change in interest receivable on mortgage-
    backed securities                                  12               22
   Change in other assets                              (6)               1
   Change in accrued interest payable                 150              206
   Change in accrued liabilities                        8               10
                                                  -------          -------
     Net cash provided by Operating Activities        198              298
                                                  -------          -------
Investing Activities:
 Increase in funds held by Trustee                 (1,080)          (1,353)
 Principal payments on mortgage-backed
   securities                                       1,653            2,980
                                                  -------          -------
     Net cash provided by Investing Activities        573            1,627
                                                  -------          -------
Financing Activities:
 Redemption of bonds                                 (713)          (1,843)
 Net changes in receivables from affiliates           (58)             (82)
                                                  -------          -------
     Net cash used by Financing Activities           (771)          (1,925)
                                                  -------          -------
     Increase in cash                                   -                -
     Cash at beginning of period                        2                2
                                                  -------          -------
     Cash at end of period                        $     2          $     2
                                                  =======          =======
Supplemental disclosure of Cash Flow
 Information:
     Interest paid                                $   177          $   694
                                                  =======          =======
Supplemental disclosure of non cash flow financing activities:

Change in unrealized gain on
     available for sale securities                    (34)             (79)
                                                  =======          =======


                           See Notes - Pages 7-11

                                   PART I

                                  FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                        NOTES TO FINANCIAL STATEMENTS

                                June 30, 1999

                        (Dollar amounts in thousands)

                                   --------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of June 1999 and December 1998, respectively.

3. Long-term debt at June 30, 1999 consists of the following series of Mortgage-Collateralized Bonds:

  Series      Class   Rate %    Principal Amount  Stated Maturity
  ------      -----   ------    ----------------  ---------------

     7         7-Z     9.40           875           August 1, 2016

    10        10-Z     9.45         2,114          October 1, 2016

    11        11-Z     9.00         7,189          October 1, 2016
                                 --------
                                 $ 10,178

     Less: Bonds pertaining
           to the sale to RMI
           (as defined on page 8)
           as described on the
           following page          (2,989)

     Less: Discounts                 (144)
                                 --------
                                 $  7,045
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

 Class or Series                                Date
------------------                        ---------------

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

                                  FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                  NOTES TO FINANCIAL STATEMENTS, Continued

                        (Dollar amounts in thousands)

                                  --------
3.   continued:

Pursuant to the terms of the Indenture, the Company redeemed its GNMA-Collateralized Bonds, Series 32 and 33, on April 1, 1993, its GNMA-Collateralized Bonds, Series 5, on June 19, 1996, its GNMA-Collateralized Bonds, Series 6, on August 1, 1996, its FNMA-Collateralized Bonds, Series 9 and 12, on November 1, 1996, its GNMA-Collateralized Bonds, Series 13, on November 1, 1996, its FNMA-Collateralized Bonds, Series 14, on December 1, 1996, its GNMA-Collateralized Bonds, Series 15, on December 1, 1996, its Mortgage-Collateralized Bonds, Series 16 and 17, on February 1, 1997, its Mortgage-Collateralized Bonds, Series 18 and 20, on May 1, 1997 and its GNMA-Collateralized Bonds, Series 8, on September 1, 1998.


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

6. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. FASB No. 133 is effective for fiscal years beginning after June 15, 1999, and is applicable to interim periods in the initial year of adoption. At the present time, the Company does not believe that FASB No. 133 will have a material impact on its financial statements upon adoption on January 1, 2000. In June, 1999, the Board issued a statement delaying the required date of implementation to fiscal years ending after June 15, 2000.

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

     Interest income for the six months ended June 30, 1999 decreased $579 compared to the six months ended June 30, 1998. This decrease was due to principal payments on mortgage-backed securities. Interest expense for the six months ended June 30, 1999 decreased $573 compared to the six months ended June 30, 1998. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

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

     The Company initiated formal communications with its significant suppliers and service providers during 1998 to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 issues. The Company is continuing those communications during 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change major suppliers and service providers to those who have demonstrated Year 2000 readiness. There can be no assurance that the Company will be successful in finding such alternative suppliers, service providers, and contractors or, if it is successful in finding such alternative suppliers, service providers and contractors, that it will be able to do so at comparable prices. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them at comparable prices, the Company's business or operations could be adversely affected. To date none of the Company's significant suppliers or service providers has asserted that they will not be Year 2000 compliant by December 31, 1999.

     The Company presently believes the Year 2000 Issue will not present a materially adverse risk to the Company's future results of operations, liquidity, and capital resources. However, if the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations including, but not limited to, increased operating costs or other significant disruptions to the Company's business. The Company has incurred an insignificant amount of cost on its Year 2000 related activities.

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

          Omitted pursuant to General Instruction H.

Item 5.   Other Information.
          ------------------

          None

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a) Exhibits

          3.1      Restated Certificate of Incorporation of the Company(1)

          3.2      By-Laws of the Company(2)

          3.2.1    Amendment to By-Laws of the Company adopted June 24, 1987(3)

          4.1 Indenture dated as of May 1, 1984 between the Company and Trustee(4)

          4.1.1    First Supplemental Indenture to Indenture(5)

          4.1.2    Second Supplemental Indenture to Indenture(6)

          4.1.3    Third Supplemental Indenture to Indenture(7)

          4.1.4    Fourth Supplemental Indenture to Indenture(8)

          4.1.5    Fifth Supplemental Indenture to Indenture(9)

          4.1.6    Sixth Supplemental Indenture to Indenture(10)

          4.1.7    Seventh Supplemental Indenture to Indenture(11)

                                   PART II

                                  FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

          4.1.8     Eighth Supplemental Indenture to Indenture(12)

          4.1.9     Ninth Supplemental Indenture to Indenture(13)

          4.1.10    Tenth Supplemental Indenture to Indenture(14)

          4.1.11    Eleventh Supplemental Indenture to Indenture(15)

          4.2       Series 1 Supplement to Indenture(16)

          4.2.1     First Supplemental Indenture to Series 1 Supplement(17)

          4.2.2 Purchase Agreement with respect to collateral securing Series 1 Bonds(18)

          4.3       Series 2 Supplement to Indenture(19)

          4.3.1     First Supplemental Indenture to Series 2 Supplement(20)

          4.3.2     Second Supplemental Indenture to Series 2 Supplement(21)

          4.3.3 Purchase Agreement with respect to collateral securing Series 2 Bonds(22)

          4.3.4     Third Supplemental Indenture to Series 2 Supplement(23)

          4.4       Series 3 Supplement to Indenture(24)

          4.4.1     First Supplemental Indenture to Series 3 Supplement(25)

          4.4.2 Purchase Agreement with respect to collateral securing Series 3 Bonds(26)

          4.5       Series 4 Supplement to Indenture(27)

          4.5.1     First Supplemental Indenture to Series 4 Supplement(28)

          4.5.2     Second Supplemental Indenture to Series 4 Supplement(29)

          4.5.3     Third Supplemental Indenture to Series 4 Supplement(30)

          4.5.4 Purchase Agreement with respect to collateral securing Series 4 Bonds(31)

          4.6       Series 5 Supplement to Indenture(32)

          4.6.1 First Supplemental Indenture to Series 5, 6, 7, 8, 9, 10 and 11 Supplements(33)

                                     Continued

                                   PART II

                                  FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

          4.7       Series 6 Supplement to Indenture(34)

          4.8       Series 7 Supplement to Indenture(35)

          4.8.1     Second Supplemental Indenture to Series 7 Supplement(36)

          4.8.2 Purchase Agreement with respect to collateral securing Series 7 Bonds(37)

          4.9       Series 8 Supplement to Indenture(38)

          4.10      Series 9 Supplement to Indenture(39)

          4.11      Series 10 Supplement to Indenture(40)

          4.11.1    Second Supplement to Series 10 Supplement(41)

          4.11.2 Purchase Agreement with respect to collateral securing Series 10 Bonds(42)

          4.12      Series 11 Supplement to Indenture(43)

          4.12.1    Second Supplemental Indenture to Series 11 Supplement(44)

          4.13      Series 12 Supplement to Indenture(45)

          4.14      Series 13 Supplement to Indenture(46)

          4.15      Series 14 Supplement to Indenture(47)

          4.16      Series 15 Supplement to Indenture(48)

          4.17      Series 16 Supplement to Indenture(49)

          4.18      Series 17 Supplement to Indenture(50)

          4.19      Series 18 Supplement to Indenture(51)

          4.20      Series 19 Supplement to Indenture(52)

          4.20.1    First Supplemental Indenture to Series 19 Supplement(53)

          4.20.2 Purchase Agreement with respect to collateral securing Series 19 Bonds(54)

                                     Continued

                                   PART II

                                  FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

          4.21      Series 20 Supplement to Indenture(55)

          4.22      Series 21 Supplement to Indenture(56)

          4.22.1 First Supplemental Indenture to Series 21, 22, 23, 24 and 25 Supplements(57)

          4.22.2    Second Supplemental Indenture to Series 21 Supplement(58)

          4.22.3 Purchase Agreement with respect to collateral securing Series 21 Bonds(59)

          4.23      Series 22 Supplement to Indenture(60)

          4.23.1    First Supplemental Indenture to Series 22 Supplement(61)

          4.23.2    Second Supplemental Indenture to Series 22 Supplement(62)

          4.23.3 Purchase Agreement with respect to collateral securing Series 22 Bonds(63)

          4.24      Series 23 Supplement to Indenture(64)

          4.24.1    Second Supplemental Indenture to Series 23 Supplement(65)

          4.24.2 Purchase Agreement with respect to collateral securing Series 23 Bonds(66)

          4.25      Series 24 Supplement to Indenture(67)

          4.25.1    Second Supplemental Indenture to Series 24 Supplement(68)

          4.25.2 Purchase Agreement with respect to collateral securing Series 24 Bonds(69)

          4.26      Series 25 Supplement to Indenture(70)

          4.26.1    Second Supplemental Indenture to Series 25 Supplement(71)

          4.26.2 Purchase Agreement with respect to collateral securing Series 25 Bonds(72)

                                     Continued

                                   PART II

                                  FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

          4.27      Series 26 Supplement to Indenture(73)

          4.27.1    First Supplemental Indenture to Series 26 Supplement(74)

          4.27.2 Purchase Agreement with respect to collateral securing Series 26 Bonds(75)

          4.28      Series 27 Supplement Indenture(76)

          4.28.1    First Supplemental Indenture to Series 27 Supplement(77)

          4.28.2 Purchase Agreement with respect to collateral securing Series 27 Bonds(78)

          4.29      Series 28 Supplement to Indenture(79)

          4.29.1    First Supplemental Indenture to Series 28 Supplement(80)

          4.29.2 Purchase Agreement with respect to collateral securing Series 28 Bonds(81)

          4.30      Series 29 Supplement to Indenture(82)

          4.30.1    First Supplemental Indenture to Series 29 Supplement(83)

          4.30.2 Purchase Agreement with respect to collateral securing Series 29 Bonds(84)

          4.31      Series 30 Supplement to Indenture(85)

          4.31.1    First Supplemental Indenture to Series 30 Supplement(86)

          4.31.2 Purchase Agreement with respect to collateral securing Series 30 Bonds(87)

          4.32      Series 31 Supplement to Indenture(88)

          4.32.1    First Supplemental Indenture to Series 31 Supplement(89)

          4.32.2 Purchase Agreement with respect to collateral securing Series 31 Bonds(90)

                                     Continued

                                   PART II

                                  FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

          4.33      Series 32 Supplement to Indenture(91)

          4.34      Series 33 Supplement to Indenture(92)

          4.35      First Amendment to Purchase Agreements(93)

          4.36 Form of Guaranty Agreement with respect to Single-Family (Level Payment) Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)(94)

          4.37 Form of Guaranty Agreement with respect to Graduated Payment Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)(95)

          4.38 Contractual Provisions of Mortgage-Backed Securities Guide for GNMA II Program (Constituting the Guaranty Agreement for GNMA II Program)(96)

          4.39      Form of FNMA Pool Purchase Contract(97)

          4.40 Trust Indenture dated as of November 1, 1981, as amended, between FNMA in its corporate capacity and FNMA, as trustee ("FNMA Indenture")(98)

          4.41 Sixth Supplemental Indenture dated as of May 1, 1985 to FNMA Indenture(99)

          4.42 Agreement to Purchase Conventional Home Mortgages and to Sell Mortgage Participation Certificates between FHLMC and FHLMC Seller-Servicer(100)

          4.43 Agreement to Guarantee Timely Payment of Scheduled Principal between FHLMC and FHLMC Seller-Servicer(101)

          4.44      FHLMC Mortgage Participation Certificate Agreement(102)

          4.45 Guaranty between the Mortgage Company and the Trustee(103)

          4.46 Letter Agreement among RHI, the Mortgage Company and the Company(104)

         10.1       Form of Participation Agreement(105)

         10.2       Form of Funding Agreement(106)

                                  Continued

                                   PART II

                                  FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

          10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries(107)

          10.4    Form of Guaranteed Investment Contract(108)

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended June 30, 1999.

_______________________

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

(103) Incorporated by reference to Exhibit 4.11 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1984.

(104) Incorporated by reference to Exhibit 4.19 filed with Registration Statement No. 33-670 on October 4, 1985.

(105) Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

(106) Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.

(107) Incorporated by reference to Exhibit 10.3 filed with Amendment No. 1 to Registration Statement No. 2-89611 on April 19, 1984.

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



                                 RYAN MORTGAGE ACCEPTANCE CORPORATION IV


         August 13, 1999         By: /s/William J. Inman
   -------------------------         ---------------------------------
              Date                   William J. Inman, President and
                                     Chairman of the Board of Directors
                                     (Duly Authorized Officer)



         August 13, 1999         By: /s/Peter J. Fitzsimmons
   -------------------------         ----------------------------------
              Date                   Peter J. Fitzsimmons, Vice President;
                                     Controller; Secretary; Director
                                     (Principal Financial and Accounting
                                     Officer)