Form 10-Q
period 1999-09-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 1999-11-12
CIK 740963

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         September 30, 1999
                               ---------------------------------------

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________________

Commission file number                0-11623
                       ---------------------------------------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                      25-1460059
---------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   100 Ryan Court  Pittsburgh, PA  15205
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

Yes  X   No
    ---    -----

  Number of shares of common stock, $1 par value, outstanding as of November 11, 1999: 1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q
                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV


                                   I N D E X

                                   _________


                                                                                                 Pages
                                                                                                 -----
PART I.    FINANCIAL INFORMATION

  Item 1 - Financial Statements

          Balance Sheets, September 30, 1999
            and December 31, 1998                                                                    3

          Statements of Operations for the
            three months ended September 30, 1999 and 1998                                           4

          Statements of Operations for the
            nine months ended September 30, 1999 and 1998                                            5

          Statements of Cash Flows for the
            nine months ended September 30, 1999 and 1998                                            6

          Notes to Financial Statements                                                           7-11

  Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                              12-15

PART II.  OTHER INFORMATION

  Item 1 - Legal Proceedings                                                                        16

  Item 2 - Changes in Securities                                                                    16

  Item 3 - Defaults Upon Senior Securities                                                          16

  Item 4 - Submission of Matters to a Vote of
           Security Holders                                                                         16

  Item 5 - Other Information                                                                        16

  Item 6 - Exhibits and Reports on Form 8-K                                                      16-28

SIGNATURES                                                                                          29


                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)
                                  ________


                                               September 30,   December 31,
                                                  1999            1998
                                                  ----            ----
            ASSETS                             (Unaudited)

Cash                                               $    2         $    2

Funds held by Trustee (Note 3)                        562             74

Receivables on mortgage-backed securities
 (Note 2)                                             195            483

Receivables from affiliates (Note 5)                  918            855

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $5,881 and $7,565, net of premium
 of $25 and $28)                                    6,061          7,825

Deferred bond issue costs                              48             66

Other assets                                            9              9
                                                   ------         ------

                                                   $7,795         $9,314
                                                   ======         ======

  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt (Note 3)                          $6,160         $7,741
  Accrued interest payable                            185             59
  Deferred income taxes                                63             91
  Other liabilities                                   261            255
                                                   ------         ------

                                                    6,669          8,146
                                                   ------         ------
Contingent liabilities (Note 3)

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                      1              1
  Additional paid-in capital                          889            889
  Retained earnings                                   119            110
  Accumulated other comprehensive income
   net of income taxes of $63, and $91                117            168
                                                   ------         ------

                                                    1,126          1,168
                                                   ------         ------

                                                   $7,795         $9,314
                                                   ======         ======



                            See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)


                                            Three Months Ended
                                               September 30,
                                         ------------------------
                                             1999         1998
                                             ----         ----
                                         (Unaudited)  (Unaudited)
Revenues:
 Interest income                             $ 179        $ 328

 Interest on advances to (from)
 affiliates (Note 5)                            15          (16)

 Bond administration fee                         3            3

 Gain on sale of mortgage-backed
   securities                                   --          608

 Income maintenance allowance from
  (to) parent (Note 4)                          (6)        (101)
                                             -----        -----

                                               191          822
                                             -----        -----

Expenses:
 Interest expense                              140          272

 Amortization of deferred
  bond issue costs                              10           19

 Amortization of bond discounts                 27           53

 Other financial and administrative             11          160
                                             -----        -----

                                               188          504
                                             -----        -----

    Income before income taxes
     and extraordinary item                      3          318

Income tax provision                            --          110
                                             -----        -----

    Income before extraordinary
     item                                        3          208

Extraordinary item:
 Loss on retirement of bonds net of
   income tax effect of $110                    --          205
                                             -----        -----

Net Income                                   $   3        $   3
                                             =====        =====


                            See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS

                         (Dollar amounts in thousands)


                                                  Nine Months Ended
                                                     September 30,
                                               ------------------------
                                                  1999         1998
                                                  ----         ----
                                               (Unaudited)  (Unaudited)
Revenues:
  Interest income                                 $ 509      $ 1,234

  Accretion of net discount (premium)
   on mortgage-backed securities                     (7)           2

  Interest on advances to (from)
   affiliates (Note 5)                               42           (6)


  Bond administration fee                             9            9

  Gain sale of mortgage-backed securities            --          608

  Income maintenance allowance
   from (to) parent (Note 4)                         16          (39)
                                                  -----      -------

                                                    569        1,808
                                                  -----      -------
Expenses:
  Interest expense                                  467        1,172

  Amortization of deferred
   bond issue costs                                  18           34

  Amortization of bond
   discounts                                         44           94

  Other financial and administrative                 31          184
                                                  -----      -------

                                                    560        1,484
                                                  -----      -------

      Income before income taxes                      9          324
       and extraordinary item

Income tax provision                                 --          110
                                                  -----      -------

      Income before extraordinary item                9          214

Extraordinary item:
 Loss on retirement of bonds net of
    income tax effect of $110                        --          205
                                                  -----      -------

Net Income                                        $   9      $     9
                                                  =====      =======



                            See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF CASH FLOWS

                         (Dollar amounts in thousands)


                                                     Nine Months Ended
                                                       September 30
                                                 ------------------------
                                                     1999        1998
                                                     ----        ----
                                                 (Unaudited)  (Unaudited)
Operating Activities:
 Net Income                                        $     9       $    9
 Adjustments to reconcile net income to net
  cash provided by operating activities:
     Gain on sale of mortgage-backed securities         --         (608)
     Loss on retirement of bonds                        --          315
     Accretion of net discount on
      mortgage-backed securities                         7           (2)
   Amortization of deferred bond
    issue costs                                         18           34
   Amortization of bond discounts                       44           94
   Change in interest receivable on mortgage-
    backed securities                                   16           95
   Change in other assets                               --            4
   Change in accrued interest payable                  126           42
   Change in accrued liabilities                         6          160
                                                   -------      -------
     Net cash provided by Operating
     Activities                                        226          143
                                                   -------      -------

Investing Activities:
 Increase in funds held by Trustee                    (488)        (984)
 Principal payments on mortgage-backed
   securities                                        1,950        4,464
 Proceeds on sale of mortgage-backed securities         --        8,718
                                                   -------      -------
     Net cash provided by Investing Activities       1,462       12,198
                                                   -------      -------

Financing Activities:
 Redemption of bonds                                (1,625)     (11,785)
 Net changes in receivables from affiliates            (63)        (556)
                                                   -------      -------
     Net cash used by Financing Activities          (1,688)     (12,341)
                                                   -------      -------

     Increase in cash                                    -            -
     Cash at beginning of period                         2            2
                                                   -------      -------
     Cash at end of period                         $     2      $     2
                                                   =======      =======

Supplemental disclosure of cash flow
 Information:
     Interest paid                                 $   341      $ 1,130
                                                   =======      =======

Supplemental disclosure of non cash
 financing activities:

Change in unrealized gain on
     available for sale securities                     (80)        (740)
                                                   =======      =======

                            See Notes - Pages 7-11

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 1999

                         (Dollar amounts in thousands)

                                   --------

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

2. Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments.

3. Long-term debt at September 30, 1999 consists of the following series of Mortgage-Collateralized Bonds:


Series                      Class  Rate %  Principal Amount  Stated Maturity
------                      -----  ------  ----------------  ---------------

  7                          7-Z    9.40              779      August 1, 2016

 10                         10-Z    9.45            2,025     October 1, 2016

 11                         11-Z    9.00            6,277     October 1, 2016
                                                 --------
                                                 $  9,081

                      Less: Bonds pertaining
                            to the sale to RMI
                            (as defined on page 8)
                            as described on the
                            following page         (2,804)

                      Less: Discounts                (117)
                                                 --------

                                                 $  6,160
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

6. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. FASB No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. At the present time, the Company does not believe that FASB No. 133 will have a material impact on its financial statements upon adoption.



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

     Interest income for the nine months ended September 30, 1999 decreased $725 compared to the nine months ended September 30, 1998. This decrease was due to principal payments on mortgage-backed securities. Interest expense for the nine months ended September 30, 1999 decreased $705 compared to the nine months ended September 30, 1998. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

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



                                     Continued

     Year 2000 Issue

     For the purposes of the following Year 2000 disclosure, the use of the term "the Company" refers to NVR Inc, the ultimate parent.

     The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the Year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers, and vendors and other third parties.

     With the assistance of a consulting firm, the Company completed an assessment of its exposure to Year 2000 Issues and has developed a detailed plan to remediate areas of exposure, as discussed below.

     As of September 30, 1999, the Company has substantially completed its remediation and testing efforts on all of its core Loan Origination, Secondary Marketing, Servicing, Settlement Services and non-Information Technology (e.g., phones, HVAC, etc.) systems and believes that these systems are now Year 2000 compliant. The remediation efforts included the installation of a vendor-certified, Year 2000 compliant, commercially available software package for Loan Origination processing into each of the Company's mortgage branches. This installation was completed during the third quarter of 1999. The total Year 2000 Issue cost of the Company's remediation and testing efforts was approximately $4,600.

     The Company initiated formal communications with its significant suppliers and service providers beginning in 1998 to determine the extent to which the Company may be vulnerable to their failure to correct their own Year 2000 Issues and is continuing those communications during 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company will attempt to identify alternative suppliers and service providers who have demonstrated Year 2000 readiness. The Company cannot be assured that it will be successful in finding such alternative suppliers and service providers, or, if it is successful in finding such alternative suppliers and service providers, that it will be able to do so at comparable prices. In the event that any of the Company's significant suppliers or service providers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them at comparable prices, the Company's business or operations could be adversely affected. To date, none of the Company's significant suppliers or service providers has asserted that they will not be Year 2000 compliant by December 31, 1999.

     The Company presently believes that, based on its current state of Year 2000 readiness relative to its internal systems and on the communications received to date from the Company's significant suppliers and service providers, the Year 2000 Issue should not present a material adverse risk to the Company's future results of operations, liquidity,

                                     Continued
and capital resources. However, if the Company's internal computer systems experience unanticipated malfunctions, or if the level of timely compliance by key suppliers or service providers is not sufficient, the Year 2000 Issue could have a material impact on the Company's operations resulting in loss of revenues, increased operating costs, loss of customers or suppliers, or other significant disruptions to the Company's business. In addition, widespread disruptions in the national or international economy, including, for example, disruptions affecting financial markets, commercial and investments banks, governmental agencies, utility services, such as heat, lights, power and telephones, and transportation systems could also have an adverse impact on the Company. The likelihood and effects of such disruptions are not determinable at this time.

     The Company will continue to evaluate the necessity for contingency planning if communications with significant suppliers and service providers indicate that the Company may be vulnerable to their failure to correct their Year 2000 issues. This evaluation will continue for the remainder of 1999.



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

Item 6.   Exhibits and Reports on Form 8-K, continued.
          --------------------------------

          (a) Exhibits, continued

               10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/

               10.4    Form of Guaranteed Investment Contract/108/

          (b) Reports on Form 8-K

               No report on Form 8-K was filed by the Company during the quarter ended September 30, 1999.
____________________________________

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



                                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV


         November 11, 1999         By: /s/William J. Inman
   ---------------------------         ---------------------------------
              Date William J. Inman, President and Chairman of the Board of Directors (Duly Authorized Officer)



       November 11, 1999            By: /s/Peter J. Fitzsimmons
  --------------------------            ----------------------------------
             Date                       Peter J. Fitzsimmons, Vice President;
                                        Controller; Secretary; Director
                                        (Principal Financial and Accounting
                                        Officer)