Form 10-K
period 1999-12-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 2000-03-30
CIK 740963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from __________
                                                     Commission File No. 0-11623
                          to _________.

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 1999:
                                      None
       Number of shares of Common Stock outstanding at December 31, 1999:
                                  1,000 shares

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

  The Bonds are issued in series pursuant to an Indenture dated as of May 1, 1984, as amended (the "Indenture"), between the Company and The Bank of New York (the "Trustee"), as supplemented by a series supplement with respect to each series of Bonds. Bonds of a series may be secured by GNMA Certificates issued by an affiliate of the Company or another financial institution approved by GNMA as an issuer of GNMA Certificates, FNMA Certificates backed by mortgage loans sold to FNMA and serviced by an affiliate of the Company or another financial institution and FHLMC Certificates backed by mortgage loans sold to FHLMC and serviced by an affiliate of the Company or another financial institution. Such GNMA Certificates, FNMA Certificates and FHLMC Certificates are sold to the Company by NVRFS and pledged by the Company to the Trustee as security for the Bonds of such series. In addition, the Company may enter into funding agreements with the limited purpose finance subsidiaries (the "Finance Companies") of certain home builders and/or financial institutions whereby the Company agrees to loan to a Finance Company a portion of the proceeds of a series of Bonds. Such loans are secured by pledges of GNMA Certificates, FNMA Certificates and/or FHLMC Certificates to the Company, which in turn pledges such Certificates to the Trustee as security for the Bonds of such series. The GNMA Certificates are guaranteed as to payment of principal and interest by the Government National Mortgage Association ("GNMA"), an instrumentality of the United States. The FNMA Certificates are guaranteed as to payment of principal and interest by the Federal National Mortgage Association ("FNMA"), a federally chartered, privately owned corporation. The FHLMC Certificates are guaranteed as to payment of principal and interest by the Federal Home Loan Mortgage Corporation ("FHLMC"), a corporate instrumentality of the United States. As of December 31, 1999, the Company had issued 33 series of Bonds with an aggregate original principal amount of $1,191,475,000.

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

  The Company's long-term debt consists of its Mortgage-Collateralized Bonds; Series 11, originally issued in four classes (collectively, the "Mortgage-Collateralized Bonds"). The Company also has issued and outstanding its Mortgage-Collateralized Bonds, Series 7 and 10, originally issued in four classes (such Bonds, together with the Mortgage-Collateralized Bonds are referred to herein as the "Bonds"). On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. ("RMI"), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold, subject to the lien of the Indenture and subject to the rights of the Trustee and the Bondholders thereunder, to RMI in exchange for cash and delivery of limited recourse promissory notes of RMI (the "RMI Notes") having payment terms the same as those of the respective classes of the related series of Bonds. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold, to Sperlinga Capital Inc. ("Sperlinga"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB 125 "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

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

  Interest income for the year ended December 31, 1999 decreased $826 compared to the year ended December 31, 1998. This decrease was due to principal payments on mortgage-backed securities and the sale of mortgage-backed securities. Interest expense for the year ended December 31, 1999 decreased $759 compared to the year ended December 31, 1998. This decrease was due to redemption of bonds. The changes in accretion of net discount (premium) on mortgage-backed securities, amortization of deferred bond issue costs and bond discounts between the twelve months ended December 31, 1999 and December 31, 1998 are due to the sale of mortgage-backed securities and redemption of bonds during 1999 and 1998. In conjunction with the sale of mortgage-backed securities and the redemption of bonds during 1998, the Company realized a gain on the sale of mortgage-backed securities, before taxes, of $608 and a loss on the retirement of the related bonds, before taxes, of $315. No other revenue or expense item changes are deemed significant.

  The Year 2000 Issue is the risk that computer programs using two-digit date fields will fail to properly recognize the Year 2000, with the result being business interruptions due to computer system failures by the Company's software or hardware or that of government entities, service providers and vendors.

  With the assistance of a consulting firm, the Company completed its assessment of exposure to Year 2000 Issues and successfully remediated areas of exposure prior to December 31, 1999. The Company spent less than $10 for Year 2000 issue costs. To the date of this report, the Company has not encountered any business interruptions or adverse financial consequences related to the Year 2000 Issue. However, there can be no assurances that the Company will not encounter material business interruptions or adverse financial consequences subsequent to the date of this report.

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

  The following table represents contractual balances of the Company's on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 1999. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because the Company has previously sold its Certificates at the early redemption call date and the options currently have intrinsic value, the Company has made the assumption that the portfolio of Certificates available for sale will mature at the respective call dates. Consequently, the Bonds are also assumed to mature at the respective call dates.

                                                                   Maturities (000's)
                                                ----------------------------------------------------------------
                                                                                                           Fair
                                                                                                         -------
                                                 2000       2001    2002   2003  Thereafter    Total      Value
                                                -----      -----   -----  -----  ----------  ---------   -------
Interest rate sensitive assets:
 Investment in mortgage-backed securities.....     --     $4,200      --     --          --   $4,200     $4,279
 Average interest rate........................     --        9.0%     --     --          --      9.0%

Interest rate sensitive liabilities:
 Mortgage collateralized bonds................     --     $4,100      --     --          --   $4,100     $4,100
 Average interest rate........................     --        9.1%     --     --          --      9.1%

Item 8. Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ryan Mortgage Acceptance Corporation IV:

  We have audited the accompanying balance sheets of Ryan Mortgage Acceptance Corporation IV as of December 31, 1999 and 1998 and the related statements of income, comprehensive income, retained earnings and accumulated other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ryan Mortgage Acceptance Corporation IV as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.
                                       /s/ KPMG LLP

McLean, Virginia
February 2, 2000

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
              (Dollar amounts in thousands, other than share data)

                                                                                               1999        1998
                                                                                             --------  ------------
                                          ASSETS

Cash.......................................................................................    $    2        $    2
Funds held by Trustee......................................................................        83            74
Receivables on mortgage-backed securities..................................................       101           483
Receivable from affiliates.................................................................       968           855
Investments in mortgage-backed securities available-for-sale
 (amortized cost of $5,610 and $7,565 net of premium of $19 and $28).......................     5,732         7,825
Deferred bond issue costs..................................................................        46            66
Other assets...............................................................................         3             9
                                                                                               ------        ------
                                                                                               $6,935        $9,314
                                                                                               ======        ======
                                 LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Long-term debt.............................................................................    $5,490        $7,741
Accrued interest payable...................................................................        44            59
Deferred income taxes......................................................................        43            91
Other liabilities..........................................................................       267           255
                                                                                               ------        ------
                                                                                                5,844         8,146
                                                                                               ------        ------

Shareholder's equity:
Common stock, $1.00 par value; 50,000 shares authorized;
 1,000 shares issued and outstanding.......................................................         1             1
Additional paid-in capital.................................................................       889           889
Retained earnings..........................................................................       122           110
Accumulated other comprehensive income.....................................................        79           168
                                                                                               ------        ------
                                                                                                1,091         1,168
                                                                                               ------        ------
                                                                                               $6,935        $9,314
                                                                                               ======        ======


                See accompanying notes to financial statements.

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
          STATEMENT OF INCOME, COMPREHENSIVE INCOME, RETAINED EARNINGS
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
              For the Years Ended December 31, 1999, 1998 and 1997
                         (Dollar amounts in thousands)

                                                                                        1999        1998        1997
                                                                                     ----------  ----------  ----------
Revenues:
  Interest income..................................................................      $ 597      $1,423      $2,360
  Adjustment/Accretion of net premium on
    mortgage-backed securities, net................................................         (8)         (2)         12
  Bond administration fee..........................................................         12          12          12
  Gain on sale of mortgage-backed securities.......................................          -         608         590
  Interest on advances to affiliates...............................................         58           8          10
  Income maintenance allowance from (to) parent....................................         67         (20)         12
                                                                                         -----      ------      ------
                                                                                           726       2,029       2,966
                                                                                         -----      ------      ------

Expenses:
  Interest expense.................................................................        600       1,359       2,254
  Adjustment/Amortization of deferred bond issue costs, net........................         20          42          41
  Adjustment/Amortization of bond discounts, net...................................         49         114          94
  Other financial and administrative...............................................         45         187          42
                                                                                         -----      ------      ------
                                                                                           714       1,702       2,431
                                                                                         -----      ------      ------
     Income before income taxes and
       extraordinary item..........................................................         12         327         565
Provision for income taxes.........................................................          -         110         194
                                                                                         -----      ------      ------
     Income before extraordinary item..............................................         12         217         371

Extraordinary item:
  Loss on retirement of bonds (net of income taxes of -, $110, and $194 )..........          -         205         358
                                                                                         -----      ------      ------
     Net income....................................................................         12          12          13

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) during the period (net of tax of ($48), ($50),
   and $101, respectively).........................................................        (89)        (94)        190

  Less: reclassification adjustment for gains recognized in net income
    (net of tax of -, $213, and $206, respectively)................................          -         395         384
                                                                                         -----      ------      ------
     Other comprehensive income (loss).............................................        (89)       (489)       (194)

                                                                                         -----      ------      ------
     Comprehensive income (loss)...................................................        (77)       (477)       (181)

                                                                                         =====      ======      ======
Retained earnings:
  Beginning of year................................................................        110          98          85
  Net income.......................................................................         12          12          13

                                                                                         -----      ------      ------
  End of year......................................................................      $ 122      $  110      $   98

                                                                                         =====      ======      ======
Accumulated other comprehensive income:
  Beginning of year................................................................        168         657         851
  Other comprehensive income (loss) during the year................................        (89)       (489)       (194)
                                                                                         -----      ------      ------
  End of year......................................................................      $  79      $  168      $  657
                                                                                         =====      ======      ======

See accompanying notes to financial statements

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                            STATEMENT OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997
                         (Dollar amounts in thousands)

                                                                               1999          1998          1997
                                                                           ------------  ------------  ------------
Operating Activities:
  Net income.............................................................      $    12      $     12      $     13
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Gain on sale of mortgage-backed securities..........................            -          (608)         (590)
     Loss on retirement of bonds.........................................            -           315           552
     Amortization of net premium on mortgage-backed
       Securities........................................................            9             2           (12)
     Adjustments/Amortization of deferred bond issue costs...............           20            42            41
     Adjustments/Amortization of bond discounts..........................           49           114            94
     Change in interest receivable on mortgage-backed
       Securities........................................................           17            99            70
     Change in other assets..............................................            6             1            (1)
     Change in accrued interest payable..................................          (15)         (176)         (447)
     Change in other liabilities.........................................            6           163           (49)

                                                                               -------      --------      --------
     Net cash (used) provided by Operating Activities....................          104           (36)         (329)

                                                                               -------      --------      --------

Investing Activities:
  (Increase) decrease in funds held by Trustee...........................           (9)          171           312
  Principal payments on mortgage-backed securities.......................        2,311         5,075         4,175
  Proceeds from sale of mortgage-backed securities.......................            -         8,718        14,359

                                                                               -------      --------      --------
     Net cash provided by Investing Activities...........................        2,302        13,964        18,846

                                                                               -------      --------      --------

Financing Activities:
  Redemption of bonds....................................................       (2,300)      (13,341)      (17,967)
  Decrease (increase) in receivable from affiliates......................         (106)         (587)           76
  Return of capital to parent............................................           --            --          (626)

                                                                               -------      --------      --------
     Net cash used by Financing Activities...............................       (2,406)      (13,928)      (18,517)

                                                                               -------      --------      --------
        Increase in cash.................................................           --            --            --
        Cash at beginning of year........................................            2             2             2

                                                                               -------      --------      --------
        Cash at end of year..............................................      $     2      $      2      $      2

                                                                               =======      ========      ========
Supplemental disclosure of cash flow information:
  Interest paid..........................................................      $   615      $  1,535      $  2,701

                                                                               =======      ========      ========
Supplemental disclosure of non cash flow financing activities:
  Change in unrealized gain on available-for-sale securities.............      $  (138)     $   (751)     $   (299)

                                                                               =======      ========      ========

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

  The Company is included in the consolidated federal income tax return of NVR and, therefore, entered into a tax allocation agreement with NVR. According to this agreement, the Company will make federal income tax payments to NVR in an amount equal to its share of the net federal income tax obligation of the entire NVR consolidated tax group based on the amount of the tax obligation of the Company on a "separate return" basis. Also, in the event the Company incurs a tax loss on a cumulative "separate return" basis for any year, the Company will be compensated for such tax loss.

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

(3) Receivables on Mortgage-Backed Securities:

  Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of December 1999 and 1998.

(4) Long-Term Debt:

  Long-term debt at December 31, 1999 consists of the following series of Mortgage-Collateralized Bonds:

Series       Class         Rate%    Principal Amount   Stated Maturity
-------  --------------  ---------  ----------------  -----------------
   7          7-Z            9.40           $   703   August 1, 2016
  10          10-Z           9.45             1,685   October 1, 2016
  11          11-Z           9.00             5,602   October 1, 2016
                                            -------
                                              7,990
         Less: Bonds pertaining
         to the sale to RMI
         as described below                  (2,388)
         Less: Discounts                       (112)
                                            -------
                                            $ 5,490
                                            =======

  On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. (RMI), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the Indenture), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold, to Sperlinga Capital Inc. ("Sperlinga"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities 125", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

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

Class or Series              Date
---------------------  -----------------
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

  The collateral for each of the respective bonds (including those with respect to which the Company has sold the underlying collateral subject to the lien of the Indenture) is held by the Trustee for the benefit of the bondholders. The fair value of mortgage-backed securities at December 31, 1999 and 1998 was $5,732 and $7,825 respectively. Gross unrealized holding gains related to the mortgage-backed securities were $122 and $260 at December 31, 1999 and 1998, respectively. The portion of the proceeds account established for each series of bonds which is not necessary to make required payments on the bonds of such series will be paid to the Company or, in the case of series of Bonds with respect to which the Company has sold the underlying collateral, to Sperlinga. Such payments will be made on the first Principal Payment Date for each series.

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

  Information related to the collateral owned by persons other than the Company and pledged to secure such Bonds as of December 31, 1999 is as follows:


         Principal
         ----------
         Balance of
         ----------                 Receivables on         Outstanding
                                    --------------         -----------
         Mortgage-                     Mortgage-             Principal
         ----------                    ---------             ---------
          Backed       Funds Held       Backed                Balance
         ----------    ----------       ------                -------
Series   Securities    by Trustee     Securities   Class     Of Bonds
------   ----------    ----------     ----------   -----     --------
   7         $  688           --$           $15     7-Z       $  703
  10          1,640           --             45    10-Z        1,685
             ------  -----------            ---               ------
             $2,328           --$           $60               $2,388
             ======  -----------            ===               ======


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

  Currently, NVRMFI provides the Company with accounting and administrative services, including services of officers. For such services, the Company paid $4 in 1999, $5 in 1998, and $8 in 1997. NVRMFI acts as servicing agent for the mortgage loans backing certain Certificates owned by the Company and receives a customary servicing fee.

  Pursuant to an arrangement established in connection with the acquisition by NVR L.P. of Ryan Homes, Inc., the Company receives payments from, and makes payments to, NVRMFI in the form of an income maintenance allowance based upon profits or losses generated over the lives of bond series issued prior to June 23, 1987.


(7) Income Taxes:

  The total income tax expense (recovery) for each of the years in the three year period ended December 31, 1999 was allocated as follows:

                                                                                     1999       1998       1997
                                                                                   ---------  ---------  ---------
  Income from operations.........................................................      $   -     $ 110      $ 194
  Extraordinary item.............................................................          -      (110)      (194)
  Shareholder's equity for the tax effect of net unrealized gains on securities
    available-for-sale...........................................................          -      (263)      (105)
                                                                                       -----     -----      -----
                                                                                       $   -     $(263)     $(105)
                                                                                       =====     =====      =====

  The provision for income taxes attributable to operations for each of the years in the three year period ended December 31, 1999 consists of the following:

                     1999     1998     1997
                    -------  -------  -------
Current:
  Federal.........    $   -    $  96    $ 170
  State...........        -       14       24
                      -----    -----    -----
                      $   -    $ 110    $ 194
                      =====    =====    =====

  The tax effects of temporary differences that give rise to deferred income taxes on the Company's balance sheets consist of the following:

                                                        December 31
                                                      ----------------
                                                       1999     1998
                                                      -------  -------
Deferred Tax Liabilities:
  Mortgage-backed securities available-for-sale.....    $  43    $  91

  A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes and extraordinary items for each of the years in the three year period ended December 31, 1999 is as follows:

                                                            1999      1998       1997
                                                          --------  ---------  ---------
Income taxes computed at the Federal statutory rate.....     $   4     $ 114      $ 198
State income taxes, net of Federal income tax benefit...         -        10         16
Other, net..............................................        (4)      (14)       (20)
                                                             -----     -----      -----
                                                             $   -     $ 110      $ 194
                                                             =====     =====      =====


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

Item 13. Certain Relationships and Related Transactions.

      Omitted pursuant to General Instruction J.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

                                                                                                       Page(s)
                                                                                                       --------
(a)   Financial Statements, Schedules and Exhibits.

              (1)   Financial Statements.
                            Balance Sheets as of December 31, 1999 and 1998..........................      6
                            Statements of Income, Comprehensive Income, Retained Earnings
                            and Accumulated Other Comprehensive Income for the years ended
                            December 31, 1999, 1998 and 1997.........................................      7
                            Statements of Cash Flows for the years ended
                            December 31, 1999, 1998 and 1997.........................................      8
                            Notes to Financial Statements............................................   9-13
                            Independent Auditors' Report.............................................      5
              (2)   Schedules.
                            All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
              (3)   Exhibits.


  Exhibit No.
----------------
    3.1  Restated Certificate of Incorporation of the Company/1/
    3.2  By-Laws of the Company/2/
  3.2.1  Amendment to By-Laws of the Company adopted June 24, 1987/3/
    4.1  Indenture dated as of May 1, 1984 between the Company and Trustee/4/
  4.1.1  First Supplemental Indenture to Indenture/5/
  4.1.2  Second Supplemental Indenture to Indenture/6/
  4.1.3  Third Supplemental Indenture to Indenture/7/
  4.1.4  Fourth Supplemental Indenture to Indenture/8/
  4.1.5  Fifth Supplemental Indenture to Indenture/9/
  4.1.6  Sixth Supplemental Indenture to Indenture/10/
  4.1.7  Seventh Supplemental Indenture to Indenture/11/
  4.1.8  Eighth Supplemental Indenture to Indenture/12/
  4.1.9  Ninth Supplemental Indenture to Indenture/13/
 4.1.10  Tenth Supplemental Indenture to Indenture/14/
 4.1.11  Eleventh Supplemental Indenture to Indenture/15/
    4.2  Series 1 Supplement to Indenture/16/
  Exhibit No.
----------------
  4.2.1  First Supplemental Indenture to Series 1 Supplement/17/
  4.2.2  Purchase Agreement with respect to collateral securing Series 1
         Bonds/18/
    4.3  Series 2 Supplement to Indenture/19/
  4.3.1  First Supplemental Indenture to Series 2 Supplement/20/
  4.3.2  Second Supplemental Indenture to Series 2 Supplement/21/
  4.3.3  Purchase Agreement with respect to collateral securing Series 2
         Bonds/22/
  4.3.4  Third Supplemental Indenture to Series 2 Supplement/23/
    4.4  Series 3 Supplement to Indenture/24/

  4.4.1  First Supplemental Indenture to Series 3 Supplement/25/
  4.4.2  Purchase Agreement with respect to collateral securing Series 3
         Bonds/26/
    4.5  Series 4 Supplement to Indenture/27/
  4.5.1  First Supplemental Indenture to Series 4 Supplement/28/
  4.5.2  Second Supplemental Indenture to Series 4 Supplement/29/
  4.5.3  Third Supplemental Indenture to Series 4 Supplement/30/
  4.5.4  Purchase Agreement with respect to collateral securing Series 4
         Bonds/31/
    4.6  Series 5 Supplement to Indenture/32/
  4.6.1 First Supplemental Indenture to Series 5, 6, 7, 8, 9, 10 and 11 Supplements/33/
    4.7  Series 6 Supplement to Indenture/34/
    4.8  Series 7 Supplement to Indenture/35/
  4.8.1  Second Supplemental Indenture to Series 7 Supplement/36/
  4.8.2  Purchase Agreement with respect to collateral securing Series 7
         Bonds/37/
    4.9  Series 8 Supplement to Indenture/38/
   4.10  Series 9 Supplement to Indenture/39/
   4.11  Series 10 Supplement to Indenture/40/
 4.11.1  Second Supplemental Indenture to Series 10 Supplement/41/
 4.11.2  Purchase Agreement with respect to collateral securing Series 10
         Bonds/42/
   4.12  Series 11 Supplement to Indenture/43/
 4.12.1  Second Supplemental Indenture to Series 11 Supplement/44/
   4.13  Series 12 Supplement to Indenture/45/
   4.14  Series 13 Supplement to Indenture/46/
   4.15  Series 14 Supplement to Indenture/47/
   4.16  Series 15 Supplement to Indenture/48/
   4.17  Series 16 Supplement to Indenture/49/
   4.18  Series 17 Supplement to Indenture/50/
   4.19  Series 18 Supplement to Indenture/51/
   4.20  Series 19 Supplement to Indenture/52/
 4.20.1  First Supplemental Indenture to Series 19 Supplement/53/
 4.20.2  Purchase Agreement with respect to collateral securing Series 19
         Bonds/54/
   4.21  Series 20 Supplement to Indenture/55/
   4.22  Series 21 Supplement to Indenture/56/
 4.22.1 First Supplemental Indenture to Series 21, 22, 23, 24 and 25 Supplements/57/
 4.22.2  Second Supplemental Indenture to Series 21 Supplement/58/
 4.22.3  Purchase Agreement with respect to collateral securing Series 21
         Bonds/59/
   4.23  Series 22 Supplement to Indenture/60/
 4.23.1  First Supplemental Indenture to Series 22 Supplement/61/
 4.23.2  Second Supplemental Indenture to Series 22 Supplement/62/
 4.23.3  Purchase Agreement with respect to collateral securing Series 22
         Bonds/63/
   4.24  Series 23 Supplement to Indenture/64/
 4.24.1  Second Supplemental Indenture to Series 23 Supplement/65/
 4.24.2  Purchase Agreement with respect to collateral securing Series 23
         Bonds/66/
   4.25  Series 24 Supplement to Indenture/67/
 4.25.1  Second Supplemental Indenture to Series 24 Supplement/68/
 4.25.2  Purchase Agreement with respect to collateral securing Series 24
         Bonds/69/
  Exhibit No.
----------------
   4.26  Series 25 Supplement to Indenture/70/
 4.26.1  Second Supplemental Indenture to Series 25 Supplement/71/
 4.26.2 Purchase Agreement with respect to collateral securing Series 25 Bonds./72/
   4.27  Series 26 Supplement to Indenture/73/
 4.27.1  First Supplemental Indenture to Series 26 Supplement/74/
 4.27.2  Purchase Agreement with respect to collateral securing Series 26
         Bonds/75/
   4.28  Series 27 Supplement to Indenture/76/
 4.28.1  First Supplemental Indenture to Series 27 Supplement/77/

 4.28.2  Purchase Agreement with respect to collateral securing Series 27
         Bonds/78/
   4.29  Series 28 Supplement to Indenture/79/
 4.29.1  First Supplemental Indenture to Series 28 Supplement/80/
 4.29.2  Purchase Agreement with respect to collateral securing Series 28
         Bonds/81/
   4.30  Series 29 Supplement to Indenture/82/
 4.30.1  First Supplemental Indenture to Series 29 Supplement/83/
 4.30.2  Purchase Agreement with respect to collateral securing Series 29
         Bonds/84/
   4.31  Series 30 Supplement to Indenture/85/
 4.31.1  First Supplemental Indenture to Series 30 Supplement/86/
 4.31.2  Purchase Agreement with respect to collateral securing Series 30
         Bonds/87/
   4.32  Series 31 Supplement to Indenture/88/
 4.32.1  First Supplemental Indenture to Series 31 Supplement/89/
 4.32.2  Purchase Agreement with respect to collateral securing Series 31
         Bonds/90/
   4.33  Series 32 Supplement to Indenture/91/
   4.34  Series 33 Supplement to Indenture/92/
   4.35  First Amendment to Purchase Agreements/93/
   4.36 Form of Guaranty Agreement with respect to Single-Family (Level Payment) Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)/94/
   4.37 Form of Guaranty Agreement with respect to Graduated Payment Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)/95/
   4.38 Contractual Provisions of Mortgage-Backed Securities Guide for GNMA II Program (Constituting the Guaranty Agreement for GNMA II Program)/96/
   4.39  Form of FNMA Pool Purchase Contract/97/
   4.40 Trust Indenture dated as of November 1, 1981, as amended, between FNMA in its corporate capacity and FNMA, as trustee (''FNMA Indenture'')/98/
   4.41  Sixth Supplemental Indenture dated as of May 1, 1985 to FNMA
         Indenture/99/
   4.42 Agreement to Purchase Conventional Home Mortgages and to Sell Mortgage Participation Certificates between FHLMC and FHLMC Seller-Servicer/100/
   4.43 Agreement to Guarantee Timely Payment of Scheduled Principal between FHLMC and FHLMC Seller-Servicer/101/
   4.44  FHLMC Mortgage Participation Certificate Agreement/102/
   4.45  Guaranty between the Mortgage Company and the Trustee/103/
   4.46  Letter Agreement among RHI, the Mortgage Company and the Company/104/
   10.1  Form of Participation Agreement/105/
   10.2  Form of Funding Agreement/106/
   10.3 Agreement among the Company, Mellon National Corporation ("Mellon") and certain of Mellon's subsidiaries/107/
   10.4  Form of Guaranteed Investment Contract/108/
   23.1  Consent of KPMG LLP

----------------
  /1/Incorporated by reference to Exhibit 3.1 filed with Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
  /2/Incorporated by reference to Exhibit 3.2 filed with the Company's Form 10. /3/Incorporated by reference to Exhibit 3.2.1 filed with the Company's
Quarterly Report on Form 10-Q for period ended June 30, 1987.
  /4/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on June 29, 1984.
  /5/Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
  /6/Incorporated by reference to Exhibit 4.5 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1985.
  /7/Incorporated by reference to Exhibit 4.7 filed with the Company's Registration Statement No. 33-670 on October 4, 1985.
  /8/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on May 2,

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

  /63/Incorporated by reference to Exhibit 4.9.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /64/Incorporated by reference to Exhibit 4.37 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
  /65/Incorporated by reference to Exhibit 4.10 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /66/Incorporated by reference to Exhibit 4.10.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /67/Incorporated by reference to Exhibit 4.38 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1987.
  /68/Incorporated by reference to Exhibit 4.11 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /69/Incorporated by reference to Exhibit 4.11.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /70/Incorporated by reference to Exhibit 4.1 filed with the Company's Current Report on Form 8-K on March 18, 1988.
  /71/Incorporated by reference to Exhibit 4.12 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /72/Incorporated by reference to Exhibit 4.12.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /73/Incorporated by reference to Exhibit 4.2 filed with the Company's Current Report on Form 8-K on March 18, 1988.
  /74/Incorporated by reference to Exhibit 4.13 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /75/Incorporated by reference to Exhibit 4.13.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /76/Incorporated by reference to Exhibit 4.3 filed with the Company's Current Report on Form 8-K on March 18, 1988.
  /77/Incorporated by reference to Exhibit 4.14 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /78/Incorporated by reference to Exhibit 4.14.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /79/Incorporated by reference to Exhibit 4.44 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1988.
  /80/Incorporated by reference to Exhibit 4.15 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /81/Incorporated by reference to Exhibit 4.15.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /82/Incorporated by reference to Exhibit 4.45 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1988.
  /83/Incorporated by reference to Exhibit 4.16 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /84/Incorporated by reference to Exhibit 4.16.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /85/Incorporated by reference to Exhibit 4.46 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1988.
  /86/Incorporated by reference to Exhibit 4.17 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /87/Incorporated by reference to Exhibit 4.17.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
  /88/Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.
  /89/Incorporated by reference to Exhibit 4.18 filed with the Company's Current Report on Form 8-K on October 11, 1988.

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

(b) Reports on Form 8-K.

  No report on Form 8-K was filed by the Company during the last quarter of 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 30, 2000

                                        RYAN MORTGAGE ACCEPTANCE
                                         CORPORATION IV


                                            /s/ William J. Inman
                                        By:____________________________
                                              William J. Inman,
                                                President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   Signature
                                   ---------

                              /s/ William J. Inman
                             ________________________
                                William J. Inman

                                                    Title
                                                    -----

                             President and Chairman of
                             the Board of Directors
                             (Principal Executive Officer)

                                                                    Date
                                                                    ----

                                                                March 30, 2000


                            /s/ Peter J. Fitzsimmons
                           ___________________________
                              Peter J. Fitzsimmons

                             Vice President; Controller;
                             Secretary; Director (Principal
                             Financial and Accounting Officer)

                                                                March 30, 2000


                              /s/ Paul C. Saville
                             ________________________
                                Paul C. Saville

                             Vice President; Director
                                                                March 30, 2000