Form 10-Q
period 2000-03-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 2000-05-15
CIK 740963

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         March 31, 2000
                               -----------------------------------

                                     OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________________

Commission file number                0-11623
                       ---------------------------------------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                               25-1460059
   -------------------------------       ---------------------------------
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

            7601 Lewinsville Road, Suite 300 McLean Virginia 22102
  ------------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                (703) 761-2000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___


  Number of shares of common stock, $1 par value, outstanding as of May 10, 2000: 1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X
                                   _________

                                                                          Pages
                                                                          -----
PART I.    FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Balance Sheets, March 31, 2000
     and December 31, 1999                                                   3

    Statements of Operations for the
     three months ended March 31, 2000 and 1999                              4

    Statements of Cash Flows for the
     three months ended March 31, 2000 and 1999                              5

    Notes to Financial Statements                                            6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               7


PART II.  OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                   8

                                     PART I

                                     FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)

                                  ________



                                                   March 31,      December 31,
                                                    2000             1999
                                                 ------------   --------------
          ASSETS                                  (Unaudited)

Cash                                               $      2         $     2

Funds held by Trustee                                    83              83

Receivables on mortgage-backed securities
                                                        109             101

Receivables from affiliates                             924             897

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $5,436 and $5,610, net of premium
 of $18 and $19)                                      5,558           5,732

Deferred bond issue costs                                43              46

Deferred tax asset                                       71              71

Other assets                                              7               3
                                                 ------------   --------------
                                                   $  6,797         $ 6,935
                                                 ============   ==============

  LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt                                   $  5,329         $ 5,490
  Accrued interest payable                               46              44
  Deferred income taxes                                  43              43
  Other liabilities                                     285             267
                                                 ------------   --------------
                                                      5,703           5,844
                                                 ------------   --------------
Contingent liabilities

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                        1               1
  Additional paid-in capital                            889             889
  Retained earnings                                     125             122
  Accumulated other comprehensive income
   net of income taxes of $43                            79              79
                                                 ------------   --------------
                                                      1,094           1,091
                                                 ------------   --------------
                                                   $  6,797         $ 6,935
                                                 ============   ==============

                                   See Note

                                    PART I
                                   FORM 10-Q
Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                   ---------


                                                   Three Months Ended
                                                        March 31,
                                                -------------------------
                                                   2000         1999
                                                   ----         ----
                                                (Unaudited)   (Unaudited)
Revenues:
 Interest income                                 $  119       $  172

 Accretion of net premium
  on mortgage-backed securities                      (1)          (3)

 Interest on receivables from
  affiliates                                         15           13

 Bond administration fee                              3            3

 Income maintenance allowance from
  parent                                             17           25
                                                -------      -------
                                                    153          210
                                                -------      -------

Expenses:
 Interest expense                                   129          172

 Amortization of deferred
  bond issue costs                                    3            7

 Amortization of bond discounts                       7           16

 Other financial and administrative                  11           12
                                                -------      -------
                                                    150          207
                                                -------      -------
   Income before income taxes                         3            3

Income tax provision                                 --           --
                                                -------      -------

Net Income                                      $     3       $    3
                                                =======      =======






                                     See Note

                                     PART I
                                     FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                  ----------


                                                        Three Months Ended
                                                             March 31
                                                      -------------------------
                                                          2000         1999
                                                          ----         ----
                                                      (Unaudited)   (Unaudited)
Operating Activities:
  Net Income                                            $   3        $   3
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Accretion of net discount on
      mortgage-backed securities                            1            3
    Amortization of deferred bond
      issue costs                                           3            7
    Amortization of bond discounts                          7           16
    Change in interest receivable on mortgage-
     backed securities                                     (8)           5
    Change in other assets                                 (4)          (3)
    Change in accrued interest payable                      2          173
    Change in accrued liabilities                          18            5
                                                      -------       ------
      Net cash provided by Operating                       22          209
                                                      -------       ------
      Activities


Investing Activities:
  Increase in funds held by Trustee                         -         (898)
  Principal payments on mortgage-backed
    securities                                            173          735
                                                      -------       ------
      Net cash provided (used) by
        Investing Activities                              173         (163)
                                                      -------       ------

Financing Activities:
 Redemption of bonds                                     (168)           -
 Net changes in receivables from affiliates               (27)         (46)
                                                      -------       ------
      Net cash used by Financing Activities              (195)         (46)
                                                      -------       ------

      Increase in cash                                      -            -
      Cash at beginning of period                           2            2
                                                      -------       ------
      Cash at end of period                             $   2        $   2
                                                      =======       ======

Supplemental disclosure of cash flow
  Information:
      Interest paid                                     $ 127        $   -
                                                      =======       ======

Supplemental disclosure of non cash
  financing activities:

                                     See Note

                                    PART I
                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTE TO FINANCIAL STATEMENTS
                                March 31, 2000
                         (Dollar amounts in thousands)

                                   --------

Basis of Presentation

1. In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART I
                                   FORM 10-Q
                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------

Operations
----------

     Interest income for the three months ended March 31, 2000 decreased $53 compared to the three months ended March 31, 1999. This decrease was due to reduction in the investment balance of the mortgage-backed securities. Interest expense for the three months ended March 31, 2000 decreased $43 compared to the three months ended March 31, 1999. This decrease was due to redemption of bonds during the quarter. No other revenue or expense items are deemed significant.

Other
-----

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("FASB") No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. FASB No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. At the present time, the Company does not believe that FASB No. 133 will have a material impact on its financial statements upon adoption.

                                    PART II
                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          a. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.


                                     SIGNATURES
                                     ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             RYAN MORTGAGE ACCEPTANCE CORPORATION IV


       May 15, 2000           By: /s/William J. Inman
-------------------               -----------------------------------
          Date William J. Inman, President and Chairman of the Board of Directors (Duly Authorized Officer)



      May 15, 2000            By: /s/Peter J. Fitzsimmons
-------------------               -----------------------------------
          Date                     Peter J. Fitzsimmons, Vice President;
                                   Controller; Secretary; Director
                                   (Principal Financial and Accounting
                                   Officer)