Form 10-Q
period 2000-06-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 2000-08-09
CIK 740963

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


           {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 2000
                              --------------------------------------------------

                                       OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_____________________________

Commission file number         0-11623
                      ----------------------------------------------------------

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 25-1460059
---------------------------------         -------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

             7601 Lewinsville Road, Suite 300 McLean Virginia 22102
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (703) 761-2000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Number of shares of common stock, $1 par value, outstanding as of August 3, 2000: 1,000

     The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                    FORM 10-Q

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV


                                    I N D E X


                                    ---------




                                                                           Pages
                                                                           -----
PART I.    FINANCIAL INFORMATION

         Item 1 - Financial Statements

              Balance Sheets, June 30, 2000 (unaudited)
                and December 31, 1999                                          3


              Statements of Operations for the
                three months ended June 30, 2000
                and 1999 (unaudited) and the six months
                ended June 30, 2000 and 1999 (unaudited)                       4


              Statements of Cash Flows for the
                six months ended June 30, 2000 and 1999 (unaudited)            5


              Note to Financial Statements                                     6



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

                                     PART I

                                    FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                 BALANCE SHEETS

                          (Dollar amounts in thousands)

                                    --------

                                            June 30,            December 31,
                                             2000                   1999
                                          -----------               ----
ASSETS                                    (Unaudited)

Cash                                      $        -           $          2

Funds held by Trustee                             84                     83

Receivables on mortgage-backed securities        148                    101

Receivables from affiliates                      955                    897

Investments in mortgage-backed securities
  available-for-sale (amortized cost of
  $5,155 and $5,610, net of premium
  of $15 and $19)                              5,277                  5,732

Deferred bond issue costs                         35                     46

Deferred tax asset                                71                     71

Other assets                                       5                      3
                                          ----------           ------------
                                          $    6,575           $      6,935
                                          ==========           ============
LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
         Long-term debt                   $    5,119           $      5,490
         Accrued interest payable                 47                     44
         Deferred income taxes                    43                     43
         Other liabilities                       269                    267
                                          ----------           ------------
                                               5,478                  5,844
                                          ----------           ------------

Shareholder's equity:
         Common stock, $1.00 par value:
          50,000 shares authorized, 1,000
          shares issued and outstanding            1                      1
         Additional paid-in capital              889                    889
         Retained earnings                       128                    122
         Accumulated other comprehensive
          income net of income taxes
          of $43                                  79                     79
                                          ----------           ------------
                                               1,097                  1,091
                                          ----------           ------------
                                          $    6,575           $      6,935
                                          ==========           ============


                        See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                            STATEMENTS OF OPERATIONS
                          (Dollar amounts in thousands)
                                     -------

                                               Three Months Ended June 30,          Six Months Ended June 30,
                                            ----------------------------------   --------------------------------
                                                 2000                1999               2000            1999
                                            --------------     ---------------   -----------------   ------------
                                              (Unaudited)        (Unaudited)        (Unaudited)       (Unaudited)
   Revenues:
      Interest income                          $ 126               $ 154                $ 245            $ 326

      Accretion of net premium
        On mortgage-backed securities             (3)                  -                   (4)              (3)

      Interest on receivables from
        Affiliates                                16                  14                   31               27

      Bond administration fee                      3                   3                    6                6

      Income maintenance allowance from
        Parent                                    20                  (3)                  37               22
                                               -----               -----                -----            -----

                                                 162                 168                  315              378
                                               -----               -----                -----            -----

      Expenses:
        Interest expense                         126                 155                  255              327

        Amortization of deferred
          Bond issue costs                         8                   1                   11                8

        Amortization of bond discounts            18                   1                   25               17

        Other financial and administrative         7                   8                   18               20
                                               -----               -----                -----            -----

                                                 159                 165                  309              372
                                               -----               -----                -----            -----

             Income before taxes                   3                   3                    6                6

      Income tax provision                         -                   -                    -                -
                                               -----               -----                -----            -----

      Net Income                               $   3               $   3                $   6            $   6
                                               =====               =====                =====            =====

                        See Note to Financial Statements

                                     PART I
                                    FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                            STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)


                                                           Six Months Ended
                                                            June 30 ,______
                                                         2000              1999
                                                         ----------------------
                                                         (Unaudited) (Unaudited)
Operating Activities:
  Net Income                                                $     6     $     6
  Adjustments to reconcile net income
       to net cash provided by operating
       activities:
     Accretion of net premium on
          mortgage-backed securities                              4           3
     Amortization of deferred bond
          issue costs                                            11           8
     Amortization of bond discounts                              25          17
    Change in interest receivable on mortgage-
          backed securities                                     (47)         12
    Change in other assets                                       (2)         (6)
    Change in accrued interest payable                            3         150
    Change in accrued liabilities                                 2           8
                                                            -------     -------
         Net cash provided by Operating Activities                2         198
                                                            -------     -------



Investing Activities:
  Increase in funds held by Trustee                              (1)     (1,080)
  Principal payments on mortgage-backed
    securities                                                  451       1,653
                                                            -------     -------
         Net cash provided by Investing Activities              450         573
                                                            -------     -------


Financing Activities:
Redemption of bonds                                            (396)       (713)
Net changes in receivables from affiliates                      (58)        (58)
                                                            -------     -------
         Net cash used by Financing Activities                 (454)       (771)
                                                            -------     -------

         Increase (decrease) in cash                             (2)          -
Cash at beginning of period                                       2           2
                                                            -------     -------
         Cash at end of period                              $     0     $     2
                                                            =======     =======
Supplemental disclosure of cash flow
  Information:
         Interest paid                                      $   252     $   177
                                                            =======     =======



                        See Note to Financial Statements

                                     PART I
                                    FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                          NOTE TO FINANCIAL STATEMENTS
                                  June 30, 2000
                          (Dollar amounts in thousands)


                                    --------


1.   Basis of Presentation

     In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART I
                                    FORM 10-Q
                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations. (Dollars in Thousands)
         -------------------------------------------------

Operations
----------

Three Months Ended June 30, 2000 and 1999

         Interest income for the three months ended June 30, 2000 decreased $28 compared to the three months ended June 30, 1999. This decrease was due to a reduction in the investment balance of the mortgage-backed securities. Interest expense for the three months ended June 30, 2000 decreased $29 compared to the three months ended June 30, 1999. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

Six Months Ended June 30, 2000 and 1999

         Interest income for the six months ended June 30, 2000 decreased $81 compared to the six months ended June 30, 1999. This decrease was due to a reduction in the investment balance of the mortgage-backed securities. Interest expense for the six months ended June 30, 2000 decreased $72, compared to the six months ended June 30, 1999. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

Other
-----

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June, 1999, the FASB issued SFAS No. 137, and in June 2000, the FASB issued SFAS No. 138, both of which provide additional guidance and amendments to SFAS No. 133. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. At the present time, the Company does not believe that SFAS No. 133 will have a material impact on its financial statements upon adoption.

                                     PART II
                                    FORM 10-Q

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

               a. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

               b.   Financial data Schedule (page 9)


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        RYAN MORTGAGE ACCEPTANCE CORPORATION IV


         8/8/00                         By: /s/ WILLIAM J. INMAN
---------------------------                ----------------------------------
          Date                             William J. Inman, President and
                                           Chairman of the Board of Directors
                                           (Duly Authorized Officer)



         8/8/00                         By: /s/ DENNIS M. SEREMET
---------------------------                ----------------------------------
          Date                             Dennis M. Seremet
                                           Chief Accounting Officer