Form 10-Q
period 2000-09-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 2000-11-09
CIK 740963

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              September 30, 2000
                               ----------------------------------------------

                                      OR

          { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to_____________________________

Commission file number         0-11623
                      ----------------------------------------------------------

                   RYAN MORTGAGE ACCEPTANCE CORPORATION IV
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   25-1460059
-----------------------------------        -------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

    7601 Lewinsville Road, Suite 300 McLean Virginia 22102
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 (703)761-2000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No ____
   ---

     Number of shares of common stock, $1 par value, outstanding as of October 25, 2000: 1,000

     The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


                                   I N D E X

                                   _________


                                                                         Pages
                                                                         -----
PART I. FINANCIAL INFORMATION

     Item 1 - Financial Statements

       Balance Sheets, September 30, 2000 (unaudited)
         and December 31, 1999                                              3

       Statements of Operations for the
         three months ended September 30, 2000
         and 1999 (unaudited) and the nine months
         ended September 30, 2000 and 1999 (unaudited)                      4

       Statements of Cash Flows for the
         nine months ended September 30, 2000 and 1999 (unaudited)          5

       Note to Financial Statements                                         6

     Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

PART II.   OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                              8

SIGNATURES                                                                  8

                                    PART I

                                   FORM 10-Q

Item 1. Financial Statements.
        --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)
                                   ________

                                                        September 30,     December 31,
                                                            2000              1999
                                                        -------------     ------------
ASSETS                                                    (Unaudited)
Cash                                                           $    -          $     2

Funds held by Trustee                                              10               83

Receivables on mortgage-backed securities                         163              101

Receivables from affiliates                                       969              897

Investments in mortgage-backed securities
  available-for-sale (amortized cost of
  $5,033 and $5,610, net of premium
  of $16 and $19)                                               5,155            5,732

Deferred bond issue costs                                          39               46

Deferred tax asset                                                 71               71

Other assets                                                        4                3
                                                              -------          -------
                                                              $ 6,411          $ 6,935
                                                              =======          =======

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
         Long-term debt                                       $ 4,935          $ 5,490
         Accrued interest payable                                  50               44
         Deferred income taxes                                     43               43
         Other liabilities                                        283              267
                                                              -------           ------
                                                                5,311            5,844
                                                              -------           ------

Shareholder's equity:
         Common stock, $1.00 par value: 50,000
          shares authorized, 1,000 shares issued
          and outstanding                                           1                1
         Additional paid-in capital                               889              889
         Retained earnings                                        131              122
         Accumulated other comprehensive income
         net of income taxes of $43                                79               79
                                                              -------          -------
                                                                1,100            1,091
                                                              -------          -------
                                                              $ 6,411          $ 6,935
                                                              =======          =======

                       See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1. Financial Statements, continued.
        --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                    -------

                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             -------------------------------------------------------------------
                                                 2000               1999             2000               1999
                                             -----------         ----------      -----------       -----------
                                             (Unaudited)         (Unaudited)     (Unaudited)       (Unaudited)
Revenues:
  Interest income                              $    117             $   179         $   362          $   509

  Accretion of net premium
     On mortgage-backed securities                    1                   -              (3)              (7)

  Interest on receivables from
     Affiliates                                      17                  15              48               42

  Bond administration fee                             3                   3               9                9

  Income maintenance allowance from
     Parent                                         (11)                 (6)             26               16
                                               --------             -------         -------          -------

                                                    127                 191             442              569
                                               --------             -------         -------          -------

Expenses:
  Interest expense                                  118                 140             373              467

  Amortization of deferred
     Bond issue costs                                (4)                 10               7               18

  Amortization of bond discounts                      -                  27              25               44

  Other financial and administrative                 10                  11              28               31
                                               --------             -------         -------          -------

                                                    124                 188             433              560
                                               --------             -------         -------          -------

       Income before taxes                            3                   3               9                9

Income tax provision                                  -                   -               -                -
                                               --------             -------         -------          -------

Net Income                                     $      3             $     3         $     9          $     9
                                               ========             =======         =======          =======

                       See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1. Financial Statements, continued.
        --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                   --------

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     2000           1999
                                                                 ---------------------------
                                                                 (Unaudited)     (Unaudited)
Operating Activities:
  Net Income                                                      $       9       $       9
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Accretion of net premium on
          mortgage-backed securities                                      3               7
     Amortization of deferred bond
          issue costs                                                     7              18
     Amortization of bond discounts                                      26              44
    Change in interest receivable on mortgage-
          backed securities                                             (62)             16
    Change in other assets                                               (1)              -
    Change in accrued interest payable                                    6             126
    Change in other liabilities                                          16               6
                                                                  ---------       ---------
         Net cash provided by Operating Activities                        4             226
                                                                  ---------       ---------

Investing Activities:
  (Increase)/decrease in funds held by Trustee                           73            (488)
  Principal payments on mortgage-backed
    securities                                                          574           1,950
                                                                  ---------       ---------
         Net cash provided by Investing Activities                      647           1,462
                                                                  ---------       ---------

Financing Activities:
  Redemption of bonds                                                  (581)         (1,625)
  Net changes in receivables from affiliates                            (72)            (63)
                                                                  ---------       ---------
         Net cash used by Financing Activities                         (653)         (1,688)
                                                                  ---------       ---------

         Increase (decrease) in cash                                     (2)              -
Cash at beginning of period                                               2               2
                                                                  ---------       ---------
         Cash at end of period                                    $       -       $       2
                                                                  =========       =========
Supplemental disclosure of cash flow
  Information:
         Interest paid                                            $     367       $     341
                                                                  =========       =========

                       See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1. Financial Statements, continued.
        --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTE TO FINANCIAL STATEMENTS
                              September 30, 2000
                         (Dollar amounts in thousands)

                                   --------


1.   Basis of Presentation

     In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART I
                                   FORM 10-Q
                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations.  (Dollars in Thousands)
        --------------------------------------------------

Operations
----------

Three Months Ended September 30, 2000 and 1999

     Interest income for the three months ended September 30, 2000 decreased $62 compared to the three months ended September 30, 1999. This decrease was due to a reduction in the investment balance of the mortgage-backed securities. Interest expense for the three months ended September 30, 2000 decreased $22 compared to the three months ended September 30, 1999. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

Nine Months Ended September 30, 2000 and 1999

     Interest income for the nine months ended September 30, 2000 decreased $147 compared to the nine months ended September 30, 1999. This decrease was due to a reduction in the investment balance of the mortgage-backed securities. Interest expense for the nine months ended September 30, 2000 decreased $94 compared to the nine months ended September 30, 1999. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

Other
-----

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FASB No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June, 1999, the FASB issued SFAS No. 137, and in June 2000, the FASB issued SFAS No. 138, both of which provide additional guidance and amendments to SFAS No. 133. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. At the present time, the Company does not believe that SFAS No. 133 will have any impact on its financial statements upon adoption.

                                    PART II
                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

             a. The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

             b.   Financial data schedule (page 9)


                                  SIGNATURES
                                  ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            RYAN MORTGAGE ACCEPTANCE CORPORATION IV


      11/7/00                   By: /s/ William J. Inman
--------------------                -------------------------------------
        Date                        William J. Inman, President and
                                    Chairman of the Board of Directors
                                    (Duly Authorized Officer)




      11/7/00                   By: /s/ Dennis M. Seremet
--------------------                -------------------------------------
        Date                        Dennis M. Seremet
                                    Chief Accounting Officer