Form 10-K405
period 2000-12-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 2001-03-28
CIK 740963

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from           to          .
                              ----------   ----------

                                                     Commission File No. 0-11623

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV
             (Exact name of registrant as specified in its charter)

    Incorporated in Delaware            25-1460059
 (State or other jurisdiction        (I.R.S. Employer
              of                    Identification No.)
incorporation or organization)

    100 Ryan Court, Pittsburgh, Pennsylvania     15205
   (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (412) 276-4225

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2000:
                                      None
       Number of shares of Common Stock outstanding at December 31, 2000:
                                  1,000 shares

      The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is filing this Form with the reduced disclosure permitted thereby.

                                     PART I

Item 1. Business.

      Ryan Mortgage Acceptance Corporation IV (the "Company") was incorporated in the State of Delaware on February 21, 1984, and is a wholly owned, limited purpose financing subsidiary of NVR Mortgage Finance, Inc. ("NVRMFI") which, in turn, is a wholly owned mortgage banking subsidiary of NVR, Inc. ("NVR").

      The Company was organized to facilitate the financing of long-term residential mortgage loans and has never engaged in any business or investment activities other than issuing and selling Mortgage-Collateralized Bonds (the "Bonds") and bonds backed by mortgage loans or other types of mortgage-related securities and acquiring, owning, pledging and dealing with GNMA Certificates, FNMA Certificates, FHLMC Certificates, mortgage loans and other mortgage-related securities securing its bonds. The Company has not issued any bonds since 1988. The bonds currently outstanding at December 31, 2000, are callable at the Company's option on October 1, 2001.

      The Company has no employees, but four persons who are full-time employees of NVR or NVRMFI or affiliates of NVR perform services from time to time on behalf of the Company.

Item 2. Properties.

      The Company neither owns nor leases any buildings or real estate.

Item 3. Legal Proceedings.

      The Company is not involved in any pending legal proceedings, nor is the Company aware of any proceedings contemplated by governmental authorities.

Item 4. Submission of Matters to a Vote of Security Holders.

      Omitted pursuant to General Instruction I.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      There is no public market for the Company's common stock, all of the issued and outstanding shares of which are held by NVRMFI. The Company has never paid a cash dividend on its common stock.

Item 6. Selected Financial Data.

      Omitted pursuant to General Instruction I.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Interest income for the year ended December 31, 2000 decreased $124 compared to the year ended December 31, 1999. This decrease was due to principal payments on mortgage-backed securities. Interest expense for the year ended December 31, 2000 decreased $112 compared to the year ended December 31, 1999. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

Other

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Depending on the hedge designation, changes in such fair value will be recognized in either other comprehensive income or current earnings on the income statement. During June, 1999, the FASB issued SFAS No. 137, and in June 2000, the FASB issued SFAS No. 138, both of which provide additional guidance and amendments to SFAS No. 133. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, and is applicable to interim periods in the initial year of adoption. The Company does not believe that SFAS No. 133 will have any impact on its financial statements upon adoption.

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

      The following table represents contractual balances of the Company's on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair values of those on balance sheet financial instruments, at December 31, 2000. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash or the refinancing of existing indebtedness. Because the Company has previously sold its Certificates at the early redemption call date and the options currently have intrinsic value, the Company has made the assumption that the portfolio of Certificates available for sale will mature at the respective call dates. Consequently, the Bonds are also assumed to mature at the respective call dates.

                                                             Maturities (000's)
                                                         ---------------------------
                                                                                         Fair
                                                         2001      Thereafter  Total     Value
                                                         ----      ----------  -----     -----
Interest rate sensitive assets:
   Investment in mortgage-backed securities....          4,823          -      4,823     4,823
   Average interest rate.......................            9.0%         -        9.0%

Interest rate sensitive liabilities:
   Mortgage collateralized bonds...............          4,693          -      4,693     4,693
   Average interest rate.......................            9.1%         -        9.1%

Item 8. Financial Statements and Supplementary Data.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Ryan Mortgage Acceptance Corporation IV:

      We have audited the accompanying balance sheets of Ryan Mortgage Acceptance Corporation IV as of December 31, 2000 and 1999 and the related statements of income, comprehensive income, retained earnings and accumulated other comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ryan Mortgage Acceptance Corporation IV as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                                KPMG LLP

McLean, Virginia
January 30, 2001

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                                 BALANCE SHEETS
                           December 31, 2000 and 1999
              (Dollar amounts in thousands, other than share data)

                                                                         2000     1999
                                                                        ------   ------
                                     ASSETS

Cash ................................................................   $    -   $    2
Funds held by Trustee ...............................................       23       83
Receivables on mortgage-backed securities ...........................      173      101
Receivable from affiliates ..........................................      902      897
Investments in mortgage-backed securities available-for-sale
   (amortized cost of $4,701 and 5,610 net of premium of $16 and $19)    4,823    5,732
Deferred bond issue costs ...........................................       37       46
Deferred tax asset ..................................................       53       71
Other assets ........................................................        2        3
                                                                        ------   ------
                                                                        $6,013   $6,935
                                                                        ======   ======

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
Long-term debt ......................................................   $4,693   $5,490
Accrued interest payable ............................................       52       44
Deferred income taxes ...............................................        -       43
Other liabilities ...................................................      165      267
                                                                        ------   ------
                                                                         4,910    5,844
                                                                        ------   ------
Shareholder's equity:
Common stock, $1.00 par value; 50,000 shares authorized;
   1,000 shares issued and outstanding ..............................        1        1
Additional paid-in capital ..........................................      889      889
Retained earnings ...................................................      134      122
Accumulated other comprehensive income ..............................       79       79
                                                                        ------   ------
                                                                         1,103    1,091
                                                                        ------   ------
                                                                        $6,013   $6,935
                                                                        ======   ======

                 See accompanying notes to financial statements.

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV
          STATEMENTS OF INCOME, COMPREHENSIVE INCOME, RETAINED EARNINGS
                   AND ACCUMULATED OTHER COMPREHENSIVE INCOME
              For the Years Ended December 31, 2000, 1999 and 1998
                          (Dollar amounts in thousands)

                                                                                 2000       1999        1998
                                                                                -------    -------    -------
Revenues:
     Interest income ........................................................   $   473    $   597    $ 1,423
     Adjustment/Accretion of net premium on
        mortgage-backed securities, net .....................................        (3)        (8)        (2)
     Bond administration fee ................................................        12         12         12

     Gain on sale of mortgage-backed securities .............................         -          -        608
     Interest on advances to affiliates .....................................        59         58          8
     Income maintenance allowance from (to) parent ..........................        26         67        (20)
                                                                                -------    -------    -------
                                                                                    567        726      2,029
                                                                                -------    -------    -------

Expenses:
     Interest expense .......................................................       488        600      1,359
     Adjustment/Amortization of deferred bond issue costs, net ..............         9         20         42
     Adjustment/Amortization of bond discounts, net .........................        20         49        114
     Other financial and administrative .....................................        38         45        187
                                                                                -------    -------    -------
                                                                                    555        714      1,702
                                                                                -------    -------    -------
          Income before income taxes and
             extraordinary item .............................................        12         12        327
Provision for income taxes ..................................................         -          -        110
                                                                                -------    -------    -------
          Income before extraordinary item ..................................        12         12        217

Extraordinary item:
     Loss on retirement of bonds (net of income taxes of -, -, and $110 ) ...         -          -        205
                                                                                -------    -------    -------
          Net income ........................................................        12         12         12

Other comprehensive income, net of tax:
     Unrealized holding losses during the period (net of tax of ($0), ($48),
        and ($50), respectively) ............................................         -        (89)       (94)
     Less: reclassification adjustment for gains recognized in net income
        (net of tax of -,  -, $213) .........................................         -          -        395
                                                                                -------    -------    -------
          Other comprehensive income (loss) .................................         -        (89)      (489)
                                                                                -------    -------    -------
          Comprehensive income (loss) .......................................   $    12    $   (77)   $  (477)
                                                                                =======    =======    =======

Retained earnings:
     Beginning of year ......................................................   $   122    $   110    $    98
     Net income .............................................................        12         12         12
                                                                                -------    -------    -------
     End of year ............................................................   $   134    $   122    $   110
                                                                                =======    =======    =======

Accumulated other comprehensive income:
     Beginning of year ......................................................   $    79    $   168    $   657
     Other comprehensive income (loss) during the year ......................         -        (89)      (489)
                                                                                -------    -------    -------
     End of year ............................................................   $    79    $    79    $   168
                                                                                =======    =======    =======

                 See accompanying notes to financial statements

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                           STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999 and 1998
                         (Dollar amounts in thousands)

                                                                    2000        1999       1998
                                                                  --------    --------    --------
Operating Activities:
     Net income ...............................................   $     12    $     12    $     12
     Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
          Gain on sale of mortgage-backed securities ..........          -           -        (608)
          Loss on retirement of bonds .........................          -           -         315
          Amortization of net premium on mortgage-backed
             Securities .......................................          3           9           2
          Adjustments/Amortization of deferred bond issue costs          9          20          42
          Adjustments/Amortization of bond discounts ..........         20          49         114
          Change in interest receivable on mortgage-backed
             Securities .......................................          8          17          99

          Change in other assets ..............................         19           6           1
          Change in accrued interest payable ..................          8         (15)       (176)
          Change in other liabilities .........................       (145)          6         163
                                                                  --------    --------    --------
          Net cash (used) provided by operating activities ....        (66)        104         (36)
                                                                  --------    --------    --------

Investing Activities:
     Decrease (increase) in funds held by Trustee .............         60          (9)        171
     Principal payments on mortgage-backed securities .........        826       2,311       5,075
     Proceeds from sale of mortgage-backed securities .........          -           -       8,718
                                                                  --------    --------    --------
          Net cash provided by investing activities ...........        886       2,302      13,964
                                                                  --------    --------    --------

Financing Activities:
     Redemption of bonds ......................................       (817)     (2,300)    (13,341)
     Increase in receivable from affiliates ...................         (5)       (106)       (587)

                                                                  --------    --------    --------
          Net cash used by financing activities ...............       (822)     (2,406)    (13,928)
                                                                  --------    --------    --------

               Decrease in cash ...............................         (2)          -           -
               Cash at beginning of year ......................          2           2           2
                                                                  --------    --------    --------
               Cash at end of year ............................   $      -    $      2    $      2
                                                                  ========    ========    ========
Supplemental disclosure of cash flow information:
     Interest paid ............................................   $    480    $    615    $  1,535
                                                                  ========    ========    ========
Supplemental disclosure of non cash flow financing activities:
     Change in unrealized gain on available-for-sale securities   $      -    $   (138)   $   (751)
                                                                  ========    ========    ========

                 See accompanying notes to financial statements.

                     RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                          NOTES TO FINANCIAL STATEMENTS
              For the Years Ended December 31, 2000, 1999 and 1998
                          (Dollar amounts in thousands)

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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(3) Receivables on Mortgage-Backed Securities:

      Receivables on mortgage-backed securities represent amounts due for scheduled and unscheduled principal and interest payments for the months of December 2000 and 1999.

(4) Long-Term Debt:

      Long-term debt at December 31, 2000 consists of the following series of Mortgage-Collateralized Bonds:

  Series      Class       Rate%   Principal Amount    Stated Maturity
  ------      -----       -----   ----------------    ---------------
     7        7-Z          9.40          $     556    August 1, 2016
    10        10-Z         9.45              1,455    October 1, 2016
    11        11-Z         9.00              4,785    October 1, 2016
                                             -----
                                             6,796
         Less: Bonds pertaining
         to the sale to RMI
         as described below                (2,011)
         Less: Discounts                      (92)
                                               --
                                         $   4,693
                                         =========
      On September 23, 1988, the Company sold the GNMA Certificates, FNMA Certificates and other collateral owned by the Company and pledged to secure the Company's GNMA/FNMA Collateralized Bonds, Series 1 and 2, and its Mortgage-Collateralized Bonds, Series 3, 4, 7, 10, 19 and 21 through 31, to RYMAC Mortgage Investment I, Inc. (RMI), a wholly owned subsidiary of RYMAC Mortgage Investment Corporation. Such collateral was sold to RMI subject to the lien of the Indenture dated as of May 1, 1984, as amended and supplemented (the Indenture), between the Company and The Bank of New York, as Trustee, pursuant to which such Bonds were issued, and subject to the rights of the Trustee and the Bondholders thereunder. RMI subsequently sold to INVG Government Securities Corp., succeeded in interest by INVG Mortgage Securities Corp. ("INVG"), subject to such lien and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 3 and 4. In addition, RMI subsequently sold, to Sperlinga Capital Inc. ("Sperlinga"), subject to such liens and rights, the collateral securing the Company's Mortgage-Collateralized Bonds, Series 7, 10 and 19. In accordance with FASB "Accounting for Transfers and Servicing of Financial Assets and Extinquishment of Liabilities 125", the assets, liabilities, interest income and interest expense relating to such Bonds are not shown on the balance sheet or the statement of operations of the Company.

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

      Information related to the collateral owned by persons other than the Company and pledged to secure such Bonds as of December 31, 2000 is as follows:

           Principal
           Balance of               Receivables on          Outstanding
           Mortgage-                  Mortgage-              Principal
             Backed    Funds Held       Backed                Balance
 Series    Securities  by Trustee     Securities    Class     Of Bonds
 ------    ----------  ----------     ----------    -----     --------

    7          $535       $   -          $ 21        7-Z        $556

   10         1,448           -             7       10-Z       1,455
             ------       -----          ----                 ------
             $1,983       $   -          $ 28                 $2,011
             ======       =====          ====                 ======

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

(7) Income Taxes:

      The total income tax expense (recovery) for each of the years in the three year period ended December 31, 2000 was allocated as follows:

                                                                                          2000     1999      1998
                                                                                        --------   -----    ------
Income from operations ..............................................................   $      -   $   -    $ 110
Extraordinary item ..................................................................          -       -     (110)
Shareholder's equity for the tax effect of net unrealized gains on securities
   available-for-sale ...............................................................          -       -     (263)
                                                                                        --------   -----    -----
                                                                                        $      -   $   -    $(263)
                                                                                        ========   =====    =====

      The provision for income taxes attributable to operations for each of the years in the three year period ended December 31, 2000 consists of the following:

                  2000      1999      1998
                  ----      ----      ----
Current:
Federal           $  -      $  -      $ 96
State                -         -        14
                  ----      ----      ----
                  $  -      $  -      $110
                  ====      ====      ====

      A reconciliation of income tax expense in the accompanying statements of income to the amount computed by applying the statutory Federal income tax rate to income before income taxes and extraordinary items for each of the years in the three year period ended December 31, 2000 is as follows:

                                                           2000   1999     1998
                                                           ----   -----   -----
Income taxes computed at the Federal statutory rate .....  $  -   $   -   $ 114
State income taxes, net of Federal income tax benefit ...     -       -      10
Other, net ..............................................     -       -     (14)
                                                           ----   -----   -----
                                                           $  -   $   -   $ 110
                                                           ====   =====   =====

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      Omitted pursuant to General Instruction I.

Item 11. Executive Compensation.

      Omitted pursuant to General Instruction I.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Omitted pursuant to General Instruction I.

Item 13. Certain Relationships and Related Transactions.

      Omitted pursuant to General Instruction I.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

   (1)   Financial Statements.
            Balance Sheets as of December 31, 2000 and 1999.................   5
            Statements of Income, Comprehensive Income, Retained Earnings
            and Accumulated Other Comprehensive Income for the years ended
            December 31, 2000, 1999 and 1998................................   6
            Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998................................   7
            Notes to Financial Statements...................................8-11
            Independent Auditors' Report....................................   4
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

4.1.7       Seventh Supplemental Indenture to Indenture11
4.1.8       Eighth Supplemental Indenture to Indenture12
4.1.9       Ninth Supplemental Indenture to Indenture13
4.1.10      Tenth Supplemental Indenture to Indenture14
4.1.11      Eleventh Supplemental Indenture to Indenture15
4.2         Series 1 Supplement to Indenture16
4.2.1       First Supplemental Indenture to Series 1 Supplement17
4.2.2       Purchase Agreement with respect to collateral securing Series 1
            Bonds18
4.3         Series 2 Supplement to Indenture19
4.3.1       First Supplemental Indenture to Series 2 Supplement20
4.3.2       Second Supplemental Indenture to Series 2 Supplement21
4.3.3       Purchase Agreement with respect to collateral securing Series 2
            Bonds22
4.3.4       Third Supplemental Indenture to Series 2 Supplement23
4.4         Series 3 Supplement to Indenture24
4.4.1       First Supplemental Indenture to Series 3 Supplement25
4.4.2       Purchase Agreement with respect to collateral securing Series 3
            Bonds26
4.5         Series 4 Supplement to Indenture27
4.5.1       First Supplemental Indenture to Series 4 Supplement28
4.5.2       Second Supplemental Indenture to Series 4 Supplement29
4.5.3       Third Supplemental Indenture to Series 4 Supplement30
4.5.4       Purchase Agreement with respect to collateral securing Series 4
            Bonds31
4.6         Series 5 Supplement to Indenture32
4.6.1 First Supplemental Indenture to Series 5, 6, 7, 8, 9, 10 and 11 Supplements33
4.7         Series 6 Supplement to Indenture34
4.8         Series 7 Supplement to Indenture35
4.8.1       Second Supplemental Indenture to Series 7 Supplement36
4.8.2       Purchase Agreement with respect to collateral securing Series 7
            Bonds37
4.9         Series 8 Supplement to Indenture38
4.10        Series 9 Supplement to Indenture39
4.11        Series 10 Supplement to Indenture40
4.11.1      Second Supplemental Indenture to Series 10 Supplement41
4.11.2      Purchase Agreement with respect to collateral securing Series 10
            Bonds42
4.12        Series 11 Supplement to Indenture43
4.12.1      Second Supplemental Indenture to Series 11 Supplement44
4.13        Series 12 Supplement to Indenture45
4.14        Series 13 Supplement to Indenture46
4.15        Series 14 Supplement to Indenture47
4.16        Series 15 Supplement to Indenture48
4.17        Series 16 Supplement to Indenture49
4.18        Series 17 Supplement to Indenture50
4.19        Series 18 Supplement to Indenture51
4.20        Series 19 Supplement to Indenture52
4.20.1      First Supplemental Indenture to Series 19 Supplement53
4.20.2      Purchase Agreement with respect to collateral securing Series 19
            Bonds54
4.21        Series 20 Supplement to Indenture55
4.22        Series 21 Supplement to Indenture56
4.22.1      First Supplemental Indenture to Series 21, 22, 23, 24 and 25
            Supplements57
4.22.2      Second Supplemental Indenture to Series 21 Supplement58
4.22.3      Purchase Agreement with respect to collateral securing Series 21
            Bonds59
4.23        Series 22 Supplement to Indenture60
4.23.1      First Supplemental Indenture to Series 22 Supplement61
4.23.2      Second Supplemental Indenture to Series 22 Supplement62
4.23.3      Purchase Agreement with respect to collateral securing Series 22
            Bonds63
4.24        Series 23 Supplement to Indenture64

4.24.1      Second Supplemental Indenture to Series 23 Supplement65
4.24.2      Purchase Agreement with respect to collateral securing Series 23
            Bonds66
4.25        Series 24 Supplement to Indenture67
4.25.1      Second Supplemental Indenture to Series 24 Supplement68
4.25.2      Purchase Agreement with respect to collateral securing Series 24
            Bonds69
4.26        Series 25 Supplement to Indenture70
4.26.1      Second Supplemental Indenture to Series 25 Supplement71
4.26.2      Purchase Agreement with respect to collateral securing Series 25
            Bonds72
4.27        Series 26 Supplement to Indenture73
4.27.1      First Supplemental Indenture to Series 26 Supplement74
4.27.2      Purchase Agreement with respect to collateral securing Series 26
            Bonds75
4.28        Series 27 Supplement to Indenture76
4.28.1      First Supplemental Indenture to Series 27 Supplement77
4.28.2      Purchase Agreement with respect to collateral securing Series 27
            Bonds78
4.29        Series 28 Supplement to Indenture79
4.29.1      First Supplemental Indenture to Series 28 Supplement80
4.29.2      Purchase Agreement with respect to collateral securing Series 28
            Bonds81
4.30        Series 29 Supplement to Indenture82
4.30.1      First Supplemental Indenture to Series 29 Supplement83
4.30.2      Purchase Agreement with respect to collateral securing Series 29
            Bonds84
4.31        Series 30 Supplement to Indenture85
4.31.1      First Supplemental Indenture to Series 30 Supplement86
4.31.2      Purchase Agreement with respect to collateral securing Series 30
            Bonds87
4.32        Series 31 Supplement to Indenture88
4.32.1      First Supplemental Indenture to Series 31 Supplement89
4.32.2      Purchase Agreement with respect to collateral securing Series 31
            Bonds90
4.33        Series 32 Supplement to Indenture91
4.34        Series 33 Supplement to Indenture92
4.35        First Amendment to Purchase Agreements93
4.36 Form of Guaranty Agreement with respect to Single-Family (Level Payment) Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)94
4.37 Form of Guaranty Agreement with respect to Graduated Payment Mortgage-Backed Certificates between GNMA Issuer and GNMA (GNMA I)95
4.38 Contractual Provisions of Mortgage-Backed Securities Guide for GNMA II Program (Constituting the Guaranty Agreement for GNMA II Program)96
4.39        Form of FNMA Pool Purchase Contract97
4.40 Trust Indenture dated as of November 1, 1981, as amended, between FNMA in its corporate capacity and FNMA, as trustee ("FNMA Indenture")98
4.41        Sixth Supplemental Indenture dated as of May 1, 1985 to FNMA
            Indenture99
4.42 Agreement to Purchase Conventional Home Mortgages and to Sell Mortgage Participation Certificates between FHLMC and FHLMC Seller-Servicer100
4.43 Agreement to Guarantee Timely Payment of Scheduled Principal between FHLMC and FHLMC Seller-Servicer101
4.44        FHLMC Mortgage Participation Certificate Agreement102
4.45        Guaranty between the Mortgage Company and the Trustee103
4.46        Letter Agreement among RHI, the Mortgage Company and the Company104
10.1        Form of Participation Agreement105
10.2        Form of Funding Agreement106
10.3 Agreement among the Company, Mellon National Corporation ( "Mellon") and certain of Mellon's subsidiaries107
10.4        Form of Guaranteed Investment Contract108
23.1        Consent of KPMG LLP

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

11, 1988.
      84Incorporated by reference to Exhibit 4.16.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
      85Incorporated by reference to Exhibit 4.46 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1988.
      86Incorporated by reference to Exhibit 4.17 filed with the Company's Current Report on Form 8-K on October 11, 1988.
      87Incorporated by reference to Exhibit 4.17.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
      88Incorporated by reference to Exhibit 4.33 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.
      89Incorporated by reference to Exhibit 4.18 filed with the Company's Current Report on Form 8-K on October 11, 1988.
      90Incorporated by reference to Exhibit 4.18.1 filed with the Company's Current Report on Form 8-K on October 11, 1988.
      91Incorporated by reference to Exhibit 4.34 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1988.
      92Incorporated by reference to Exhibit 4.34 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1988.
      93Incorporated by reference to Exhibit 4.35 filed with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1989.
      94Incorporated by reference to Exhibit 4.3 filed with Registration Statement No. 2-89611 on February 23, 1984.
      95Incorporated by reference to Exhibit 4.4 filed with Registration Statement No. 2-89611 on February 23, 1984.
      96Incorporated by reference to Exhibit 4.5 filed with Registration Statement No. 2-89611 on February 23, 1984.
      97Incorporated by reference to Exhibit 4.6 filed with Amendment No. 1 to Registration Statement No. 2-89611 on April 19, 1984.
      98Incorporated by reference to Exhibit 4.9 filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1984.
      99Incorporated by reference to Exhibit 4.14 to Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
      100Incorporated by reference to Exhibit 4.15 to Post-Effective Amendment No. 1 to Registration Statement No. 2-89611 on June 28, 1985.
      101Incorporated by reference to Exhibit 4.16 filed with Registration Statement No. 33-670 on October 4, 1985.
      102Incorporated by reference to Exhibit 4.17 filed with Registration Statement No. 33-670 on October 4, 1985.
      103Incorporated by reference to Exhibit 4.11 filed with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1984.
      104Incorporated by reference to Exhibit 4.19 filed with Registration Statement No. 33-670 on October 4, 1985.
      105Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.
      106Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1985.
      107Incorporated by reference to Exhibit 10.3 filed with Amendment No. 1 to Registration Statement No. 2-89611 on April 19, 1984.
      108Incorporated by reference to Exhibit 10.4 filed with Registration Statement No. 33-670 on October 4, 1985.

(b) Reports on Form 8-K.

    No report on Form 8-K was filed by the Company during the last quarter of 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2001

                                        RYAN MORTGAGE ACCEPTANCE
                                          CORPORATION IV

                                               /S/ WILLIAM J. INMAN
                                        By
                                                   William J. Inman,
                                                       President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                       Signature

                 /S/ WILLIAM J. INMAN

                     William J. Inman

                                           Title

                     (Principal Executive Officer)

                                                                      Date

                                                                 March 28, 2001


                 /S/ ROBERT W. HENLEY

                     Robert W. Henley

                     (Principal Financial and Accounting Officer)

                                                                 March 28, 2001


                 /S/  PAUL C. SAVILLE

                      Paul C. Saville

                      Director
                                                                 March 28, 2001