Form 10-Q
period 2001-03-31
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 2001-05-03
CIK 740963

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


          {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 2001
                              ---------------------------------------------
                                    OR

         { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to___________________________

Commission file number                         0-11623
                     ---------------------------------------------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
            (Exact name of registrant as specified in its charter)

           Delaware                                               25-1460059
  (State or other jurisdiction of                      (IRS Employer Identification No.)
   incorporation or organization)


            7601 Lewinsville Road, Suite 300 McLean Virginia 22102
        --------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (703) 761-2000
       ----------------------------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) o f the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X__ No ____

      Number of shares of common stock, $1 par value, outstanding as of April 30, 2001: 1,000

      The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X


                                                                        Pages
                                                                        ------
PART I.    FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheets, March 31, 2001 (unaudited)
            and December 31, 2000                                          3

          Statements of Operations for the
            three months ended March 31, 2001
            and 2000 (unaudited)                                           4

          Statements of Cash Flows for the
            three months ended March 31, 2001 and 2000 (unaudited)         5

          Note to Financial Statements                                     6

     Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       7

PART II.   OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                             8

SIGNATURES                                                                 8

                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)
                                   ________

                                                                                     March 31,        December 31,
                                                                                       2001               2000
                                                                                    -------------     -------------
  ASSETS                                                                            (Unaudited)
Funds held by Trust                                                                 $          24     $          23
Receivables on mortgage-backed securities                                                     191               173


Receivables from affiliates                                                                   972               902

Investments in mortgage-backed securities
  available-for-sale (amortized cost of
  $4,496 and $4,701, net of premium
  of $15 and $16)                                                                           4,618             4,823

Deferred bond issue costs                                                                      36                37

Deferred tax asset                                                                             53                53

Other assets                                                                                    -                 2
                                                                                    -------------     -------------
                                                                                    $       5,894     $       6,013
                                                                                    =============     =============

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
        Long-term debt                                                              $       4,512     $       4,693
        Accrued interest payable                                                               54                52
        Other liabilities                                                                     222               165
                                                                                    -------------     -------------
                                                                                            4,788             4,910
                                                                                    =============     =============

Shareholder's equity:
        Common stock, $1.00 par value: 50,000
         shares authorized, 1,000 shares issued
         and outstanding                                                                        1                 1
        Additional paid-in capital                                                            889               889
        Retained earnings                                                                     137               134
        Accumulated other comprehensive income
        net of income taxes of $43                                                             79                79
                                                                                    -------------     -------------
                                                                                            1,106             1,103
                                                                                    -------------     -------------

                                                                                    $       5,894     $       6,013
                                                                                    =============     =============

                       See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1. Financial Statements, continued.
        --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)
                                    -------

                                            Three Months Ended March 31,
                                            ----------------------------
                                                2001          2000
                                               ------        ------
                                            (Unaudited)   (Unaudited)
Revenues:
  Interest income                          $     107       $     119

  Accretion of net premium
   on mortgage-backed securities                 (1)              (1)

  Interest on receivables from
   affiliates                                    15               15

  Bond administration fee                         3                3

  Income maintenance allowance from
   parent                                        11               17
                                           --------        ---------
                                                135              153
                                           --------        ---------
Expenses:
  Interest expense                              110              129

  Amortization of deferred
   bond issue costs                               1                3

  Amortization of bond discounts                  5                7

  Other financial and administrative             16               11
                                           --------        ---------
                                                132              150
                                           --------        ---------

  Income before taxes                             3                3

Income tax provision                              -                -
                                           --------        ---------
Net Income                                 $      3        $       3
                                           ========        =========


                       See Note to Financial Statements

                                    PART I
                                   FORM 10-Q


Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)
                                   --------



                                                                             Three Months Ended
                                                                                  March 31,
                                                                          ---------------------------
                                                                             2001             2000
                                                                          -----------     -----------
                                                                          (Unaudited)     (Unaudited)
Operating Activities:
  Net Income                                                              $        3      $        3
       Adjustments to reconcile net income to net
         cash provided by operating activities:
    Accretion of net premium on mortgage-backed securities                         1               1
    Amortization of deferred bond issue costs                                      1               3
    Amortization of bond discounts                                                 5               7
    Change in interest receivable on mortgage-backed securities                  (18)             (8)
    Change in other assets                                                         2              (4)
    Change in accrued interest payable                                             2               2
    Change in other liabilities                                                   57              18
                                                                          ----------      ----------
       Net cash provided by Operating Activities                                  53              22
                                                                          ----------      ----------
Investing Activities:
  Increase in funds held by Trustee                                               (1)              -
  Principal payments on mortgage-backed
    securities                                                                   204             173
                                                                          ----------      ----------
       Net cash provided by Investing Activities                                 203             173
                                                                          ----------      ----------
Financing Activities:
  Redemption of bonds                                                           (186)           (168)
  Net changes in receivables from affiliates                                     (70)            (27)
                                                                          ----------      ----------
       Net cash used by Financing Activities                                    (256)           (195)
                                                                          ----------      ----------
       Increase (decrease) in cash                                                 -               -
Cash at beginning of period                                                        -               2
                                                                          ----------      ----------
       Cash at end of period                                              $        -      $        2
                                                                          ==========      ==========
Supplemental disclosure of cash flow
  Information:
       Interest paid                                                      $      108      $      127
                                                                          ==========      ==========


                       See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         --------------------
                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTE TO FINANCIAL STATEMENTS
                                March 31, 2001
                         (Dollar amounts in thousands)

                                   --------


1.      Basis of Presentation

        In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART I
                                   FORM 10-Q
                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------
Operations
----------
Three Months Ended March 31, 2001 and 2000

        Interest income for the three months ended March 31, 2001 decreased $12 compared to the three months ended March 31, 2000. This decrease was due to a reduction in the investment balance of the mortgage-backed securities. Interest expense for the three months ended March 31, 2001 decreased $19 compared to the three months ended March 31, 2000. This decrease was due to the redemption of bonds. No other revenue or expense items are deemed significant.

                                    PART II
                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

        a. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


 May 2, 2001                        By: /s/ William J. Inman
 -----------                            ----------------------------
     Date                               William J. Inman, President
                                        and Chairman of the Board of
                                        Directors (Duly Authorized
                                        Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following perso ns on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                                                   Date
    ---------                                                   ----
/S/ WILLIAM J. INMAN
--------------------
William J. Inman                                             May 2, 2001
(Principal Executive Officer)

/S/ ROBERT W. HENLEY
-------------------
Robert W. Henley
(Principal Financial and                                     May 2, 2001
Accounting Officer)


/S/ PAUL C. SAVILLE
-------------------
Paul C. Saville
(Director)                                                   May 2, 2001