Form 10-Q
period 2001-06-30
RYAN MORTGAGE ACCEPTANCE CORP IV
filed 2001-08-02
CIK 740963

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       June 30, 2001
                               ___________________________________

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission file number        0-11623
                       ____________________________________


                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
          ___________________________________________________________
            (Exact name of registrant as specified in its charter)

                Delaware                                   25-1460059
        _______________________________        ________________________________
        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)

            7601 Lewinsville Road, Suite 300 McLean Virginia 22102
            ______________________________________________________
                   (Address of principal executive offices)
                                  (Zip Code)


                                (703) 761-2000
            ______________________________________________________
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _X_ No ___

  Number of shares of common stock, $1 par value, outstanding as of August 2, 2001:  1,000

  The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure permitted thereby.

                                   FORM 10-Q

                   RYAN MORTGAGE ACCEPTANCE CORPORATION  IV


                                   I N D E X

                                   _________

                                                                           Pages
                                                                           -----
PART I.    FINANCIAL INFORMATION

  Item 1 - Financial Statements

    Balance Sheets, June 30, 2001 (unaudited)
      and December 31, 2000                                                  3

    Statements of Operations for the
      three months ended June 30, 2001
      and 2000 (unaudited) and the six months
      ended June 30, 2001 and 2000 (unaudited)                               4

    Statements of Cash Flows for the
      six months ended June 30, 2001 and 2000 (unaudited)                    5

    Note to Financial Statements                                             6

  Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              7

PART II.  OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                   8


                                    PART I

                                   FORM 10-Q

Item 1.  Financial Statements.
         --------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                                BALANCE SHEETS

                         (Dollar amounts in thousands)

                                                  June 30,      December 31,
                                                    2001           2000
                                                  --------      ------------
                                                 (Unaudited)
ASSETS

Funds held by Trustee                              $   25        $    23

Receivables on mortgage-backed securities             144            173

Receivables from affiliates                           986            902

Investments in mortgage-backed securities
 available-for-sale (amortized cost of
 $4,188 and $4,701, net of premium
 of $14 and $16)                                    4,310          4,823

Deferred bond issue costs                              35             37

Deferred tax asset                                     53             53

Other assets                                            -              2
                                                   ------        -------

                                                   $5,553        $ 6,013
                                                   ======        =======

LIABILITIES AND SHAREHOLDER'S EQUITY

Liabilities:
  Long-term debt                                   $4,167        $ 4,693
  Accrued interest payable                             55             52
  Other liabilities                                   222            165
                                                   ------        -------

                                                    4,444          4,910
                                                   ------        -------

Shareholder's equity:
  Common stock, $1.00 par value: 50,000
   shares authorized, 1,000 shares issued
   and outstanding                                      1              1
  Additional paid-in capital                          889            889
  Retained earnings                                   140            134
  Accumulated other comprehensive income
  net of income taxes of $43                           79             79
                                                   ------         ------

                                                    1,109          1,103
                                                   ------         ------

                                                   $5,553         $6,013
                                                   ======         ======

                        See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                           STATEMENTS OF OPERATIONS
                         (Dollar amounts in thousands)

                                                   Three Months Ended June 30,         Six Months Ended June 30,
                                                   ---------------------------         -------------------------
                                                       2001           2000                2001          2000
                                                      -----           -----               -----         -----
                                                   (Unaudited)     (Unaudited)         (Unaudited)   (Unaudited)
  Revenues:
      Interest income                                $  99            $ 126              $ 206         $ 245

      Accretion of net premium
        On mortgage-backed securities                   (1)              (3)                (2)           (4)

      Interest on receivables from
        Affiliates                                      14               16                 29            31

      Bond administration fee                            -                3                  3             6

       Income maintenance allowance from
         Parent                                         17               20                 28            37
                                                     -----            -----              -----         -----

                                                       129              162                264           315
                                                     -----            -----              -----         -----

      Expenses:
        Interest expense                               104              126                214           255

        Amortization of deferred
          Bond issue costs                               1                8                  2            11

          Amortization of bond discounts                 -               18                  5            25

          Other financial and administrative            21                7                 37            18
                                                     -----            -----              -----         -----

                                                       126              159                258           309
                                                     -----            -----              -----         -----

             Income before taxes                         3                3                  6             6

      Income tax provision                               -                -                  -             -
                                                     -----            -----              -----         -----

     Net Income                                      $   3           $    3             $   6         $   6
                                                     =====           ======             ======        ======


                       See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV
                           STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)

                                                    Six Months Ended
                                                        June 30 ,
                                                   ------------------
                                                    2001         2000
                                                   -----        -----
                                                 (Unaudited) (Unaudited)
Operating Activities:
  Net Income                                         $   6     $   6
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Accretion of net premium on
      mortgage-backed securities                         2         4
     Amortization of deferred bond
      issue costs                                        2        11
     Amortization of bond discounts                      5        25
    Change in interest receivable on mortgage-
      backed securities                                 29       (47)
    Change in other assets                               2        (2)
    Change in accrued interest payable                   3         3
    Change in accrued liabilities                       57         2
                                                     -----     -----
      Net cash provided by Operating Activities        106         2
                                                     -----     -----
Investing Activities:
  Increase in funds held by Trustee                     (2)       (1)
  Principal payments on mortgage-backed
    securities                                         511       451
                                                     -----     -----
      Net cash provided by Investing Activities        509       450
                                                     -----     -----

Financing Activities:
 Redemption of bonds                                  (531)     (396)
 Net changes in receivables from affiliates            (84)      (58)
                                                     -----     -----
      Net cash used by Financing Activities           (615)     (454)
                                                     -----     -----

      Increase (decrease) in cash                        -        (2)
Cash at beginning of period                              -         2
                                                     -----     -----
      Cash at end of period                          $   -     $   -
                                                     =====     =====

Supplemental disclosure of cash flow
  Information:
      Interest paid                                  $ 211     $ 252
                                                     =====     =====


                       See Note to Financial Statements

                                    PART I
                                   FORM 10-Q

Item 1.  Financial Statements, continued.
         ---------------------

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

                         NOTE TO FINANCIAL STATEMENTS
                                 June 30, 2001
                         (Dollar amounts in thousands)




1.   Basis of Presentation

     In the opinion of management, the unaudited financial statements included in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. This Form 10-Q should be read in conjunction with the Ryan Mortgage Acceptance Corporation IV Annual Report on Form 10-K for the year ended December 31, 2000.

                                    PART I
                                   FORM 10-Q
                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.  (Dollars in Thousands)
         --------------------------------------------------

Operations
----------

Three Months Ended June 30, 2001 and 2000

     Interest income for the three months ended June 30, 2001 decreased $27 compared to the three months ended June 30, 2000. This decrease was due to a reduction in the investment balance of the mortgage-backed securities. Interest expense for the three months ended June 30, 2001 decreased $22 compared to the three months ended June 30, 2000. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

Six Months Ended June 30, 2001 and 2000

     Interest income for the six months ended June 30, 2001 decreased $39 compared to the six months ended June 30, 2000. This decrease was due to a reduction in the investment balance of the mortgage-backed securities. Interest expense for the six months ended June 30, 2001 decreased $41, compared to the six months ended June 30, 2000. This decrease was due to redemption of bonds. No other revenue or expense items are deemed significant.

                                    PART II
                                   FORM 10-Q

                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

                a. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.


                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    RYAN MORTGAGE ACCEPTANCE CORPORATION IV


      August 2, 2001           By: /s/ William J. Inman
   --------------------           ---------------------------------
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


               Signature                                Date
               ---------                                ----

          /s/ William J. Inman                     August 2, 2001

            William J. Inman

          (Principal Executive Officer)





          /s/ Robert W. Henley                     August 2, 2001

            Robert W. Henley

          (Principal Financial and Accounting Officer)